Form 10-K
period 1995-01-28
CROWLEY MILNER & CO
filed 1995-04-27
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended January 28, 1995
                                      or
         | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from             to

                         Commission File Number 1-1594

                          CROWLEY, MILNER AND COMPANY
            (Exact name of registrant as specified in its charter)

         Michigan                                            38-0454910
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

               2301 West Lafayette Boulevard, Detroit, MI 48216
            (Address of principal executive offices with Zip Code)

      Registrant's telephone number, including area code:  (313) 962-2400

      Securities registered pursuant to Section 12(b) of the Act:

         Title of each class: Common Stock
         Name of each Exchange on which registered: American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:       NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   Yes |X| No | |

Indicate by check mark whether the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

As of April 5, 1995, there were 1,048,300 shares of the registrant's Common Stock outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on the American Stock Exchange on such date) was $1,979,625.

Portions of the registrant's Proxy Statement for its 1995 Annual Meeting of Shareholders to be held May 17, 1995 ("Proxy Statement"), only to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                                    PART I


Item 1.  BUSINESS.

     Crowley, Milner and Company (the "Company") was organized under Michigan law as a corporation in 1914 and is presently engaged in the operation of retail specialty department stores in the metropolitan Detroit, Michigan and suburban Flint, Michigan areas. In addition to its own merchandise, the Company offers certain goods and services through licensed (or so-called leased) departments. The Company uses a 52/53 week fiscal year, with the fiscal year ending on the Saturday closest to January 31 for financial reporting purposes, a practice typical in the retail industry.

     The Company is a quality fashion department store selling moderate priced lines in men's, women's and children's apparel, accessories and decorative home furnishings.

     Retail operations are presently conducted in ten store locations (seven are located in shopping malls or shopping centers in suburban areas north and west of Detroit; one is located in a downtown shopping district of a northern Detroit suburb; one is located in a shopping mall in suburban Flint, Michigan; and one is located within the city limits of Detroit in an office/retail center).

     In addition to its own merchandise, the Company offers certain goods and services (principally shoes, fine jewelry, millinery, and maternity) through licensed or so-called leased departments which are operated by independent lessees. The Company participates in several well-recognized national credit card programs and, in October, 1992, the Company, in conjunction with Beneficial National Bank USA, introduced a private label credit card for use by its customers in its stores.

     Except as described below in "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference, there have been no material changes or developments in the sources and availability of raw materials or supplies essential to the Company's business since January 29, 1994.

     During the fiscal year ended January 28, 1995, the Company did not spend any amounts for material research activities relating to the development of new products or services.

     Competition facing the Company is intense and is expected to remain so. Several national retailers have opened stores in the Company's market area within the last few years. The ongoing impact of the new competition on the Company's sales and earnings cannot be determined at this time. Similar merchandise is generally available to competitors at approximately the same cost. The Company competes with a multitude of retail department stores in its market areas, including branches of regional and local companies which are substantially larger in size as well as smaller department stores. In addition, competition from specialty stores and boutiques, as well as off-price merchandisers, is an important factor. The Company is unable to estimate the number of competitors or its competitive position. The principal methods of competition are price, service, and quality of merchandise.

     At January 28, 1995, the Company employed approximately 1,060 full-time and part-time persons. The Company's sales in its fourth quarter traditionally have been materially greater than sales in the other three quarters due to seasonal buying patterns of consumers. As a result, the number of employees increased during the fourth quarter to a maximum of approximately 1,250 persons. An average of 1,119 employees were employed during the remaining three quarters of the year.

     The Company's business involves only one industry segment, as described above, and no identifiable class of similar products or services contributes 10% or more of the Company's total sales or revenues.


Item 2.  PROPERTIES.

     The Company currently operates one central corporate office and distribution center and ten department stores. Set forth below are brief descriptions of these properties.

Corporate Offices and Central Distribution Center

      Located at 2301 West Lafayette Boulevard, Detroit, Michigan, the Company's central corporate office and distribution center is being acquired under a lease-purchase agreement with The Economic Development Corporation of the City of Detroit. The Company began occupying the facility in March 1980 after refurbishing was substantially completed. The facility houses the Company's executive offices and a retail distribution center. Effective at the end of April, 1995, the Company's agreement to sublease a portion of the facility (approximately 70,000 square feet) and a portion of the adjacent parking area to Greyhound Lines, Inc. will expire. The Company intends to sublet this portion of its facility.

Retail Department Stores

      Set forth below are brief descriptions of the ten retail department stores currently operated by the Company:

      (a) Westborn Store, 23303 Michigan Avenue, Dearborn, Michigan. This facility was opened by the Company in February 1959, is leased until February 2004, and contains approximately 106,000 square feet of floor space.

      (b) Macomb Store, 32385 Gratiot Avenue, Roseville, Michigan. This facility was opened by the Company in 1964, is leased until November 2001, and contains approximately 127,000 square feet of floor space.

      (c) Livonia Store, 29650 Seven Mile Road, Livonia, Michigan. This facility was opened by the Company in 1964, is leased until January 2000, and contains approximately 127,000 square feet of floor space.

      (d) New Center Store, 3031 West Grand Boulevard, Detroit, Michigan. This facility was opened by the Company in August 1986, is leased until August 2006, and contains approximately 49,400 square feet of floor space.

      (e) Birmingham Store, 200 North Woodward Avenue, Birmingham, Michigan. This facility was opened by the Company in August 1972, is leased until January 1997, and contains approximately 68,700 square feet of floor space.

      (f) Farmington Hills Store, 33250 Twelve Mile Road, Farmington Hills, Michigan. This facility was opened by the Company in July 1972, is leased until August 1998, and contains approximately 81,900 square feet of floor space.

      (g) Lakeside Store, 14150 Lakeside Circle, Sterling Heights, Michigan. This facility was opened by the Company in September 1975, is leased until February 2006, and contains approximately 115,300 square feet of floor space.

      (h) Universal Store, 28300 Dequindre Road, Warren, Michigan. This facility was opened by the Company in September 1980, is leased until September 2000, and contains approximately 102,400 square feet of floor space.

      (i) Tel-Twelve Store, 29694 Telegraph Road, Southfield, Michigan. This facility was opened by the Company in September 1985, the land on which the building stands is leased until February 2016, and the building contains approximately 57,000 square feet of floor space. Construction of the building and store equipment were financed through City of Southfield Economic Development Corporation bonds. In addition, a 12,665 square foot Crowley's Men's Store was opened in November 1990 adjacent to the existing Tel-Twelve Store and is leased until October 2015.

      (j) Flint Store, 4224 East Court Street, Burton, Michigan. This facility was opened by the Company in August 1986, is leased until August 2001, and contains approximately 61,000 square feet of floor space.


Item 3.  LEGAL PROCEEDINGS.

      From time to time, the Company is involved in various routine legal proceedings and claims incidental to the normal conduct of its business, which are not material to the financial condition or results of operations of the Company, either individually or in the aggregate.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not applicable.


                                    PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

The Company's Common Stock is traded on the American Stock Exchange under the symbol COM. As of April 5, 1995, there were 150 record holders of the Company's Common Stock according to the records maintained by the Company's stock transfer agent. The price range of the Company's Common Stock during the two fiscal years ended January 28, 1995 is shown in the table below (stock prices have been adjusted to reflect the 2 for 1 stock split which occurred May 25, 1994).


                                                 High       Low
Fiscal Year Ended January 28, 1995:
      First Quarter . . . . . . . . . . . .  $  11-7/8   $ 7-15/16
      Second Quarter  . . . . . . . . . . .      8-5/8     6-1/2
      Third Quarter . . . . . . . . . . . .      8-1/8     4-1/2
      Fourth Quarter  . . . . . . . . . . .      6-1/8     3-3/4

Fiscal Year Ended January 29, 1994:
      First Quarter . . . . . . . . . . . .  $   8-1/8   $ 6-3/4
      Second Quarter  . . . . . . . . . . .      7-5/8     4-7/8
      Third Quarter . . . . . . . . . . . .      4-7/8     3-1/16
      Fourth Quarter  . . . . . . . . . . .     12-1/8     3-7/8

      During the two fiscal years ended January 28, 1995, the Company has not paid or declared cash dividends in respect of its Common Stock. Under the terms of the Company's three-year line of credit, the Company's ability to pay dividends on its Common Stock is restricted. See Item 7, "Management's Discussion and Analyis of Results of Operations and Financial Condition" and
Note 1 of the Notes to Financial Statements for a description of this line of credit. The Company's ability to pay cash dividends in the future will depend upon its future earnings, results of operations, capital requirements and financial condition, its ability to obtain modification of its debt covenants and such other factors as the Company's Board of Directors deems relevant.

Item 6.  SELECTED FINANCIAL DATA

                                                                   Fiscal Year
                                                1994       1993       1992
1991       1990
                                       (In Thousands Except Per Share and Certain
Statistical Data)
Operations:

Net sales, including leased departments .... $109,927   $106,935   $106,349
$103,906   $112,320
Cost of merchandise and services sold ......   73,774     70,937     69,663
65,562     72,157
Operating expenses (includes
  restructuring charge of $1,900,000
  for 1993) ................................   33,784     34,389     39,391
40,112     43,054
Interest expense ...........................    1,615      1,366      1,394
1,369      1,363
Earnings (loss) before income taxes ........    1,031        514     (3,947)
(2,960)    (3,984)
Income tax credits .........................      --         --         --
(345)    (1,349)
Net earnings (loss) ........................    1,031        514     (3,947)
(2,615)    (2,635)

Dividends paid .............................      --         --         --
- --         382
Capital expenditures .......................      527         57        626
452      1,768
Depreciation and amortization ..............    1,671      2,128      2,626
2,869      2,903
Cash provided by (used in) operations ......    1,654     (4,933)     3,560
(746)     1,238

Per Share:

Net earnings (loss) ........................  $  0.84     $ 0.45     $(3.88)
$(2.57)    $(2.59)
Dividends paid .............................      --         --         --
- --        0.38
Shareholders' equity .......................    10.09       9.26       8.87
13.00      15.57
Market price -- High .......................    11.88      12.13       8.75
8.13      13.63
Market price -- Low ........................     3.75       3.07       4.50
5.00       7.07

Financial Position:

Working capital ............................ $  8,143    $ 6,939   $  1,485   $
7,999   $  9,683
Ratio of current assets to
  current liabilities ......................     1.61x      1.45x      1.09x
1.74x      2.02x
Inventories ................................ $ 17,993    $16,898   $ 12,646   $
14,674  $  11,842
Properties -- net ..........................   10,572     11,715     13,896
16,511     18,915
Total assets ...............................   35,248     37,092     35,154
37,948     40,385
Long-term debt (including capital
  lease obligations ........................    9,766     10,442      7,013
12,762     13,685
Shareholders' equity .......................   10,584      9,431      9,027
13,230     15,845
Shareholders' return on equity .............      9.7%       5.4%      --         --
        --


Note: All per share calculations for prior years have been adjusted to reflect the 2 for 1 stock split which occurred May 25, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations

      For fiscal 1994, the Company recorded net earnings of $1,031,000 or $0.84 per share, more than doubling the $514,000, or $0.45 per share, recorded in fiscal 1993, and compared to a net loss of $3,947,000, or $3.88 per share, for fiscal 1992. Fiscal 1992 results included a $1,900,000, or $1.87 per share, restructuring charge. The improved operating performance for fiscal 1994 and 1993 were the result of the implementation of managements operating plan as described in Note B of the Notes to the Financial Statements. Also refer to Note B for a discussion of the fiscal 1992 restructuring charge. All per share data for prior years have been adjusted to reflect the 2-for-1 stock split which occurred May 25, 1994.

      Net sales in fiscal 1994 were $109,927,000, an increase of 2.8% from the $106,935,000 recorded in fiscal 1993, and have increased 3.4% from the $106,349,000 recorded in fiscal 1992. Comparable store sales for fiscal 1994 increased 4.0% and have increased 7.3% from fiscal 1992. The Company's competitive pricing policy and new merchandise offerings are the primary reasons for the increase in sales. The Company has been very promotional in an effort to maintain a pricing advantage on the competition. In addition, new merchandise lines, such as more casual attire, maternity apparel, large and petite size apparel, plush animals, and home furnishings including small appliances, luggage, and gift items, have contributed to the improvement in sales. The increased use of direct mail as a promotional vehicle has helped the Company improve the efficiency of its advertising expenditures and also contributed to the sales increase. The impact of inflation on the Company's sales has been minimal during the past three years, although the precise impact cannot be determined. The Company has experienced price increases in its purchase of merchandise and other operating expenses, but has generally been able to offset the increases through adjusting retail prices and controlling expenses.

      Gross margin dollars increased $155,000, or less than one percent, in fiscal 1994 from fiscal 1993 and are $534,000, or 1.5%, lower than fiscal 1992 levels. Gross margins as a percent of sales were 32.9% in fiscal 1994, 33.7% and 34.5% in fiscal 1993 and 1992, respectively. The highly promotional retail environment resulted in additional markdowns that were needed to achieve the increased sales, which contributed to the decline in margins as a percent of sales.

      In fiscal 1992 the Company converted its shoe departments to licensed departments from owned departments and sold the existing inventory to the licensee. As a result of the inventory sale, $547,000 of additional gross margin dollars were generated primarily from the reversal of the LIFO reserve associated with the shoe inventory. Gross margins represent income derived from the sale of the Company's owned inventory as well as commissions earned on the sales of the licensed departments. Licensed departments income represented 4.9% of the total gross margins for fiscal 1994, 4.8% for fiscal 1993, and 3.2% for fiscal 1992. The lower percentage for fiscal 1992 is due to the shoe departments being owned departments for the first six months of the year and licensed departments thereafter. LIFO inventory credits during each of the past three fiscal years positively impacted gross margins. The LIFO inventory credits amounted to $697,000 in fiscal 1994, $582,000 in fiscal 1993, and $790,000 in fiscal 1992. The fluctuation in the LIFO inventory credits during each period occur due to the change in the inventory price indices published by the United States Department of Labor, the dollar value of the Company's retail inventory, and gross margin changes. Reductions in LIFO inventory layers has also had a favorable impact on gross margins. For a more detailed discussion of the shoe inventory sale and LIFO inventory layer reductions impact on gross margins, refer to Note C of the Notes to the Financial Statements. The Company also had a frequent buyer program that awarded savings certificates to customers based on their previous months purchases. The cost of this program was charged against gross margins. The Company discontinued the frequent buyer program in September 1993. The frequent buyer certificate charges were $1,283,000 for fiscal 1993, and $2,245,000 for fiscal 1992.

      Operating expenses for fiscal 1994 declined $604,000, or 1.8%, from the fiscal 1993 levels and have declined $3,706,000, or 9.9%, since fiscal 1992. Operating expenses as a percent of sales were 30.7%, 32.2%, and 35.3% for fiscal 1994, 1993, and 1992, respectively. The Company's expense reduction program has reduced costs in all areas and expense categories between fiscal 1992 and fiscal 1994, with payroll reductions and the closing of the Westland, Michigan store in 1993 accounting for the largest savings. Operating expense savings from the Westland store closing amounted to $1,212,000 in fiscal 1993 when compared to fiscal 1992. Payroll costs for fiscal 1994 increased $375,000, or 2.9%, when compared with fiscal 1993, but still remained $1,520,000, or 10.1%, below fiscal 1992 levels.

      Expense categories, other than payroll, that had significant reductions in fiscal 1994, when compared with fiscal 1993 and fiscal 1992, included supplies, insurance, depreciation, and real estate costs. Supply costs declined $175,000, or 15.6%, in fiscal 1994 from fiscal 1993 and are $532,000,or 35.8%, lower than fiscal 1992. The decrease is attributable to a more competitive bidding process and a constant monitoring of all supply usage. Insurance costs for fiscal 1994 were $375,000, or 31.6%, lower than fiscal 1993 and have declined $525,000, or 39.3%, since fiscal 1992. The insurance costs savings were achieved by obtaining premium reductions on the Company's property, liability and workers compensation policies. Also more of the cost of health insurance premiums were shifted to the employees. Prior to fiscal 1992, the Company was self-funded for workers compensation, and during fiscal 1994 favorable settlements on previously reserved claims also contributed to the lower insurance costs. The Company was able to achieve the insurance reductions without increasing its risk exposure. Depreciation charges decreased $457,000, or 21.5%, in fiscal 1994 from fiscal 1993 and have declined $956,000, or 36.4%, since fiscal 1992. A significant number of fixed assets having become fully depreciated in recent years combined with limited capital expenditures resulted in the lower depreciation charges. Real estate costs in fiscal 1994 were $151,000, or 2.7%, lower than fiscal 1993 and have declined $305,000, or 5.2%, since fiscal 1992. The closing of the Westland, Michigan store, and a new property tax reduction law in Michigan that went into effect in fiscal 1994, were the contributing factors to the lower real estate costs.

      Interest expense charges increased $250,000, or 18.3%, in fiscal 1994 compared to fiscal 1993 and were $221,000, or 15.9%, higher than fiscal 1992. Increased borrowings on the Company's short term line of credit, and higher interest rates contributed to the increased interest expense charges. The increased borrowings were used to finance the higher inventory levels carried during fiscal 1993 and fiscal 1994.

      The Company is in a net operating loss carryforward position and thus did not record any income tax expense in fiscal 1994 and 1993 nor was it able to tax effect any of the fiscal 1992 loss. See Note F of the Notes to the Financial Statements for a detailed analysis of the Company's tax position.

Liquidity and Capital Resources

      Cash provided by operating activities, and borrowings under the Company's short term line of credit provide the Company with its primary source of liquidity. The Company maintains a secured $12,000,000 line of credit to support its short term borrowing needs. For a more detailed discussion of the line of credit refer to Note C of the Notes to the Financial Statements. Cash provided by operating activities amounted to $1,654,000 in fiscal 1994, compared with cash used of $4,933,000 in fiscal 1993, and cash provided of $3,560,000 in fiscal 1992. The improvement in cash provided by operating activities in fiscal 1994 was generated by the improvement in earnings, a decrease in accounts receivable, and a smaller increase in inventories than in fiscal 1993. Accounts receivable balances at January 28, 1995 were lower than January 29, 1994 due primarily to the elimination of pre-payment requests by some of the Company's vendors. The Company's improved earnings results virtually eliminated pre-payments for inventory, which were classified as accounts receivable until the merchandise was received.

      Cash used in investment activities for fiscal 1994 was $527,000, compared with $57,000 in fiscal 1993, and $626,000 in fiscal 1992. Capital expenditures accounted for all of the cash used in investment activities. During fiscal 1994, the Company invested in a store remodel and update, as well as additional computer equipment to improve productivity and efficiency, and heating system updates at two store locations. For fiscal 1995, capital expenditures are planned at $750,000 and include store leasehold improvements, computer equipment, and two additional heating system updates for the Company's corporate office and one store location. The fiscal 1995 capital expenditures are expected to be funded from internal sources. Presently, the Company has no commitments for any new stores or other major capital expenditures and does not anticipate any new long term financing arrangements. However, the Company's long range plan is to open additional stores and management will be exploring available methods of financing.

      Cash used in financing activities amounted to $1,664,000 in fiscal 1994 compared with cash provided of $3,249,000 for fiscal 1993 and cash used of $922,000 for fiscal 1992. A reduction of $867,000 in short term borrowings outstanding at January 28, 1995 from the outstandings at January 29, 1994 was the largest component of the cash used in financing activities for fiscal 1994. Principal payments on long term debt and capital lease obligations accounted for the remainder. In fiscal 1993, the cash provided by financing activities of $3,249,000 was generated primarily from having $4,774,000 of outstanding short term borrowings at January 29, 1994 compared with no outstandings at January 30, 1993. The principal payments on long term debt for fiscal 1993 included the early redemption of the entire $795,000 outstanding on the Economic Development Corporation of the City of Westland bonds related to the Westland, Michigan store that was closed in fiscal 1993. For a more detailed discussion of the Westland bonds refer to Note D of the Notes to the Financial Statements. Increased borrowings on the Company's short-term line of credit during fiscal 1994 caused proceeds from and payments on the revolving line of credit to increase significantly from fiscal 1993 levels. The increase over fiscal 1992 levels was due to the structure of the Company's secured lines of credit in fiscal 1994 and 1993 compared with the unsecured arrangement in fiscal 1992. Under the secured arrangements, all funds in the Company's bank accounts are swept daily and applied against any outstanding balance on the line of credit. Additionally the line of credit is increased as Company checks are presented for payment. In fiscal 1992 under the unsecured arrangement, borrowings and repayments would occur only when needed.

      The Company's working capital of $8,143,000 at January 28, 1995 was greater than the $6,939,000 at January 29, 1994 and significantly higher than the $1,485,000 at January 30, 1993. The current ratio has also improved to 1.61:1 at January 28, 1995 compared to 1.45:1 and 1.09:1 at January 29, 1994 and January 30, 1993, respectively.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements (together with the report thereon of Ernst & Young LLP) included in this report under this Item are listed under Item 14 of this report, and can be found beginning on page F-1. Schedule II, Valuation and Qualifying Accounts, is included with this report on page S-1, immediately following the financial statements. No other supplementary financial statement schedules are required to be filed with this report.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.


                                   PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item is included in the Proxy Statement under the captions "Election of Directors", "Executive Officers" and "Certain Reporting Requirements" and is hereby incorporated herein by reference.


Item 11.  EXECUTIVE COMPENSATION.

      The information required by this Item is included in the Proxy Statement under the captions "Executive Compensation", "Employment Contracts, Termination of Employment, and Change-in-Control Arrangements", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" and is hereby incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item is included in the Proxy Statement under the captions "Election of Directors" and "Principal Shareholders" and is hereby incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.


                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

1. Financial Statements and Supplementary Information. The following financial statements and supplementary data are included in this report:

                                                                     Page
Description                                                         Number

Report of Independent Auditors .................................     F-1

Balance Sheets at January 28, 1995 and January 29, 1994 ........     F-2

Statements of Operations for the fiscal years
  ended January 28, 1995 and January 29, 1994 ..................     F-4

Statements of Shareholders' Equity for the fiscal
  years ended January 28, 1995,
  January 29, 1994 and January 30, 1993 ........................     F-5

Statements of Cash Flows for the fiscal years
  January 28, 1995, January 29, 1994 and January 30, 1993 ......     F-6

Notes to Financial Statements ..................................     F-7


2. Financial Statement Schedules. The following financial statement schedule is included with this report: Schedule II -- Valuation and Qualifying Accounts, appears on Page S-1 immediately following the Registrant's Financial Statements.

3.  Exhibits.  The following exhibits are included in this report:

Exhibit
No.         Description

3.1 Restated Articles of Incorporation, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 30, 1988 and the Company's Form 10-G Quarterly Report for the quarter ended August 1, 1992 and the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

3.2 Bylaws, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 28, 1989 and incorporated herein by reference).

10.1 Amended and Restated Supplemental Executive Retirement Plan effective December 1, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated hereby by reference).

10.2 Employment Agreement with Mr. Soffel dated November 2, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporation herein by reference).

10.3 Employment Agreement with Mr. Callahan dated November 2, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.4 Severance Compensation Agreement with Mr. VandenBerg dated May 7, 1991 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended February 1, 1992 and incorporated herein by reference).

10.5 Severance Compensation Agreement with Mr. Toloff dated May 20, 1992 (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended May 2, 1992 and incorporated herein by reference).

10.6 The Economic Development Corporation of the City of Detroit Lease Purchase Agreement dated December 1, 1979, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 31, 1981 and the Company's Form 10-K Annual Report for the year ended January 29, 1994 and incorporated herein by reference).

10.7 Loan Agreement between The Economic Development Corporation of the City of Southfield and the Company dated January 15, 1985 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 29, 1985 and incorporated herein by reference).

10.8 Profit Sharing Plan dated February 1, 1984, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.9 Crowley, Milner and Company 1992 Incentive Stock Plan effective as of March 25, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.10 Loan and Security Agreement, dated November 4, 1994, between Congress Financial Corporation (Central) and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 31, 1994 and incorporated herein by reference).

10.11 Option Agreement, dated May 20, 1993, as amended to date between Schottenstein Stores Corporation and the Company (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and the Company's 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

10.12       Restricted Stock Agreement, dated August 24, 1994, between Dennis
            P. Callahan and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

10.13 *Amendment to Exhibit 10.12, dated March 22, 1995, effective January 28, 1995.

11          *Computation of Per Share Earnings

23          *Consent of Ernst & Young LLP

27          *Financial Data Schedule (EDGAR filing only)

*  Filed herewith

(b)  Reports on Form 8-K.

      No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors
Crowley, Milner and Company


We have audited the balance sheets of Crowley, Milner and Company as of January 28, 1995 and January 29, 1994 and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowley, Milner and Company at January 28, 1995 and January 29, 1994 and the results of its operations and its cash flows for each of the three years in the period ended January 28, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.


                               ERNST & YOUNG LLP


Detroit, Michigan,
March 10, 1995

                          CROWLEY, MILNER AND COMPANY
                                BALANCE SHEETS



ASSETS                                             January 28       January 29
Current Assets:                                       1995             1994
  Cash and cash equivalents
    (cash equivalents of $213,678 for
    1994 and $21,747 for 1993) .................   $    38,724   $    575,517
  Accounts receivable, less
    allowances ($63,887 for 1994 and
    $216,209 for 1993) .........................     1,042,660      2,117,325
  Inventories--at the lower of first-in,
    first-out cost or market ...................    21,824,142     21,474,103
  Reduction to LIFO cost .......................    (3,830,672)    (4,576,027)
                                                   -----------     ----------
  Inventories at the lower of last-in,
    first-out cost or market--Note C ...........    17,993,470     16,898,076
  Deferred property taxes ......................     1,536,886      1,735,392
  Other current accounts .......................       793,561      1,036,261
                                                    ----------     ----------
       TOTAL CURRENT ASSETS ....................    21,405,301     22,362,571
Other Assets:
  Deposits under EDC financing arrangements-Note D     634,308        634,308
  Miscellaneous ................................     2,635,966      2,379,653
                                                    ----------     ----------
                                                     3,270,274      3,013,961
Properties--Notes D and E:
  Land .........................................       315,000        315,000
  Buildings ....................................    10,226,181     10,227,200
  Leasehold improvements .......................     6,414,925      6,353,680
  Furniture, fixtures and equipment ............     7,918,847      9,900,709
                                                    ----------     ----------
                                                    24,874,953     26,796,589
  Less allowances for depreciation and
    amortization ...............................   (14,302,929)   (15,081,335)
                                                    ----------     ----------
                                                    10,572,024     11,715,254
                                                    ----------     ----------
      TOTAL ASSETS .............................  $ 35,247,599   $ 37,091,786
                                                    ==========     ==========

                           BALANCE SHEETS (Cont'd.)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .............................  $  5,813,423   $  7,237,675
  Notes payable short term .....................     3,906,517      4,773,616
  Compensation and amounts withheld therefrom ..       717,015        712,350
  Property taxes ...............................     1,714,649      1,785,500
  Income taxes .................................        37,043         37,043
  Other taxes ..................................       398,404         80,430
  Current maturities of long-term debt--Note B .       485,000        450,000
  Current maturities of capital
    lease obligations ..........................       190,509        346,585
                                                    ----------     ----------
      TOTAL CURRENT LIABILITIES ................    13,262,560     15,423,199
Long-Term Liabilities:
  Long-term debt--Notes B & D ..................     5,850,000      6,335,000
  Capital lease obligations--Note E ............     3,916,137      4,106,657
  Other ........................................     1,634,647      1,796,074
                                                    ----------     ----------
                                                    11,400,784     12,237,731
Shareholders' Equity--Note D:
  Common stock (authorized 4,000,000 shares,
     outstanding 1,048,300 shares for 1994,
     outstanding 509,067 shares for 1993)......      1,048,300        509,067
  Other capital ...............................      2,211,450      2,240,558
  Retained earnings ...........................      7,324,505      6,681,231
                                                    ----------     ----------
                                                    10,584,255      9,430,856
                                                    ----------     ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 35,247,599   $ 37,091,786
                                                    ==========     ==========




See notes to financial statements

                          CROWLEY, MILNER AND COMPANY
                           STATEMENTS OF OPERATIONS

                                                  Fiscal Year Ended
                                       January 28    January 29    January 30
                                          1995          1994          1993

REVENUES
  Net sales--owned departments ..... $ 97,074,194  $ 94,192,329  $ 97,598,667
  Net sales--leased departments ....   12,852,490    12,742,270     8,750,661
     Total net sales ...............  109,926,684   106,934,599   106,349,328
  Investment income ................       68,726        63,439        95,120
  Other income .....................      209,331       370,257       101,426
                                      -----------   -----------   -----------
                                      110,204,741   107,368,295   106,545,874
                                      ===========   ===========   ===========


COSTS AND EXPENSES:
  Cost of merchandise and services
     sold ..........................   73,774,075    70,936,606    69,662,516
  Restructuring charge--Note B .....        --            --        1,900,000
  Operating expenses ...............   33,784,441    34,388,520    37,490,686
  Interest .........................    1,615,248     1,365,692     1,394,201
  Other ............................        --          163,760        45,486
                                      109,173,764   106,854,578   110,492,889
     Earnings (Loss) Before Income
        Taxes ......................    1,030,977       513,717    (3,947,015)
Federal income taxes - Note F ......         --            --           --
                                      -----------   -----------   -----------
     Net Earnings (Loss) ...........  $ 1,030,977   $   513,717   $(3,947,015)
                                      ===========   ===========   ===========


PER SHARE DATA:

Net earnings (loss) ................    $0.84            $0.45        $(3.88)

Average number of common and common
    equivalent shares outstanding
   for earnings per share ..........    1,220,903     1,148,058     1,018,134
                                        ===========   ===========  ==========
See notes to financial statements

                          CROWLEY, MILNER AND COMPANY
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                      Common Stock          Other      Retained
                                     Shares     Amount     Capital     Earnings

Balance at February 1, 1992 .......  509,067  $  509,067  $2,240,558  $10,480,392
 Pension plan charge ..............     --          --          --       (256,120)
 Net loss .........................     --          --          --     (3,947,015)
                                    --------     -------   ---------  -----------
Balance at January 30, 1993 .......  509,067     509,067   2,240,558    6,277,257
 Pension plan charge ..............     --          --          --       (109,743)
 Net earnings .....................     --          --          --        513,717
                                     -------     -------   ---------    ---------

Balance at January 29, 1994 .......  509,067     509,067   2,240,558    6,681,231
 Issuance of common stock
  pursuant to exercise of
  incentive stock options
  and restricted stock award ......   30,083      30,083     (29,108)        --
 Pension plan credit ..............     --          --          --        121,447
 Issuance of common stock pursuant
    to stock split ................  509,150     509,150        --       (509,150)
Net earnings ......................     --          --          --      1,030,977
                                   ---------   ---------   ---------    ---------
 Balance January 28, 1995 .........1,048,300  $1,048,300  $2,211,450  $ 7,324,505
                                   =========   =========   =========    =========

See notes to financial statements




                             CROWLEY, MILNER AND COMPANY
                              STATEMENTS OF CASH FLOWS

                                                       Fiscal Year Ended
                                            January 28     January 29    January 30
                                               1995           1994          1993
OPERATING ACTIVITIES:
  Net earnings (loss) ...................$   1,030,977   $    513,717   $(3,947,015)
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by (used in) operating
   activities:
     Depreciation and amortization ......    1,670,615      2,127,882     2,626,431
     Loss on sale of equipment ..........        --           150,872        61,310
     Restructuring charge ...............        --        (1,300,000)    1,900,000
     Changes in operating assets
      and liabilities:
       (Increase) decrease in net
        accounts receivable .............    1,074,665       (980,353)       57,189
       (Increase) decrease in inventories.  (1,095,394)    (4,251,984)    2,028,009
       (Increase) decrease in prepaid
        expense and other assets ........      184,893       (667,722)       58,978
       Increase (decrease) in accounts
        payable .........................   (1,424,252)           386       912,308
       Increase (decrease) in accrued
        compensation and other
        liabilities .....................      212,772       (525,820)     (136,790)
NET CASH PROVIDED BY (USED IN)              ----------     ----------     ---------
   OPERATING ACTIVITIES .................    1,654,276     (4,933,022)    3,560,420

INVESTMENT ACTIVITIES
  Purchase of properties ................    (527,385)        (56,532)     (625,506)
                                            ---------       ---------     ---------
NET CASH USED IN INVESTMENT ACTIVITIES...    (527,385)        (56,532)     (625,506)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit. 120,053,977      87,455,862     8,850,000
  Principal payments on revolving line
   of credit ............................(120,921,076)    (82,682,246)   (8,850,000)
  Principal payments on long-term debt ..    (450,000)     (1,210,000)     (600,000)
  Principal payments on capital
   lease obligations ....................    (346,585)       (314,173)     (322,320)
NET CASH PROVIDED BY (USED IN)            -----------      ----------     ---------
   FINANCING ACTIVITIES .................  (1,663,684)      3,249,443      (922,320)
INCREASE (DECREASE) IN CASH AND           -----------      ----------     ---------
   CASH EQUIVALENTS .....................    (536,793)     (1,740,111)    2,012,594
   Cash and cash equivalents at
    beginning of year ...................     575,517       2,315,628       303,034
CASH AND CASH EQUIVALENTS AT END           ----------       ---------      --------
   OF YEAR ..............................      38,724         575,517     2,315,628
                                             ========        ========     =========
See notes to financial statements

                          CROWLEY, MILNER AND COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               January 28, 1995


NOTE A - INDUSTRY DESCRIPTION AND
      SIGNIFICANT ACCOUNTING POLICIES

      Industry Description: The Company is engaged in the operation of ten retail department stores in the Detroit-metropolitan and suburban Flint, Michigan areas. In addition to its own merchandise, it offers certain goods and services through leased departments. The Company reports on a 52/53 week fiscal year with the fiscal year ending on the Saturday closest to January 31.
Fiscal years 1994, 1993 and 1992 ended on January 28, 1995, January 29, 1994, and January 30, 1993, respectively and all had 52 weeks.

      Inventories:  Merchandise in stores is priced at last-in, first-out
(LIFO) cost determined by the retail inventory method, and the first-in first-out (FIFO) method is used to determine the cost of in-transit merchandise and other inventories, which represent approximately 4% and 16% of total inventories at January 28, 1995 and January 29, 1994, respectively.

      Properties, Depreciation and Amortization: Properties, including amounts recorded under capital lease obligations, are stated an the basis of cost. When assets become fully depreciated their cost and related accumulated depreciation and amortization are removed from the property accounts.
Depreciation is computed by the straight-line method for financial reporting purposes and by accelerated cost recovery methods, except for buildings and assets purchased with tax exempt bond proceeds, for income tax purposes.

      Cash Equivalents: The Company considers cash on hand in stores, deposits in banks, and marketable securities with a maturity of three months or less when purchased to be cash equivalents.

      Net Earnings (Loss) Per Share: Net earnings (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding, assuming dilutive stock options were exercised at the beginning of each quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional shares at the average market price. All per share data for prior years has been adjusted to reflect the 2 for 1 stock split which occurred May 25, 1994.

      Frequent Buyer Program: In fiscal 1991 the Company introduced a frequent buyer program that awarded savings certificates to customers based on their previous months purchases. The certificates had varying expiration dates throughout the program. The cost of the certificates was charged directly against the cost of merchandise and services sold at the time of issuance with the value of the unused certificates recorded as income at the time of expiration. The Company discontinued the program in September, 1993.


NOTE B - RESTRUCTURING PLAN

      During the three fiscal years ended January 30, 1993, the Company incurred cumulative net losses of $9,197,000, including a restructuring charge of $1,900,000 in fiscal 1992, due primarily to the intense promotional activity and economic conditions in the Company's operating market. In response to these losses, management developed a four-phase plan that was intended to improve operating results and address liquidity needs. The plan included the restructuring of the Company's financing arrangements, including its short-term borrowing facility to provide increased availability, as well as the EDC financing of its Corporate Office and Distribution Center. The plan also included the closing of an unprofitable store, the implementation of a new merchandise strategy involving new merchandise lines that better match customer needs, and the continuation of the Company's expense reduction program.

      The Company in May 1993, entered into an $8,000,000 revolving loan agreement to replace the then existing $3,000,000 unsecured facility. In order to obtain the increased availability, the Company granted a security interest in its inventories, and certain other assets. Management believed the additional $5,000,000 of credit availability was needed, to provide sufficient liquidity for the Company to properly operate during fiscal 1993, given the uncertainty of the impact of granting the security interest in the inventory an the availability of trade financing with normal terms and conditions.

      The Company closed its store in Westland, Michigan in July 1993. This store was the Company's only unprofitable store, before Corporate Office expense allocation, for fiscal 1992. Also, on July 1, 1993, the entire balance of $795,000 of the Economic Development Corporation of the City of Westland financing relating to the store was redeemed early.

      Management also implemented a new merchandise strategy that along with the on-going expense reduction program was the basis for the improved operating results for fiscal 1993 and 1994. Prior to fiscal 1993, in response to increased competition from discount and moderate-priced retailers, the Company upgraded certain merchandise lines and, as a result, management believes that it abandoned a portion of its customer base. The demographic profile of the Company's customers made it difficult to sell higher-priced merchandise without extensive promotions and management had limited success in attracting a new customer base. The new strategy implemented in fiscal 1993 involved introducing new merchandise lines that offer good quality and valued products to customers. Management's advertising strategy was to remain promotional, but to offer staple items at everyday value pricing to compete with the discount and moderate-priced retailers.

      In the fourth quarter of fiscal 1992 the Company recorded a restructuring charge of $1,900,000 which decreased per share earnings by $1.87. The charge consisted of costs relating to the closing of the Westland, Michigan store and professional fees incurred to implement the Company's restructuring plan. The provision for store closing costs included the lease termination payment, estimated fixed asset write-offs, the loss on the sale of the inventory, and the estimated operating loss for the store from January 31, 1993 to the closing date.


      The cumulative operating losses of $9,197,000 for the three fiscal years ended January 30, 1993, along with the Company's operating loss for the first quarter ended May 1, 1993, caused a violation of the required minimum net worth of $8,000,000 of The Economic Development Corporation of the City of Detroit bonds for the Company's Corporate Office and Distribution Center.
Management's plan to cure the covenant violation was to request an amendment from the bondholders to lower the minimum net worth requirement to $5,000,000.
On April 18, 1994, after receiving the required fifty percent affirmative responses from the bondholders, the Company, the trustee, and the Economic
Development Corporation of the City of Detroit executed the amendment to the bond documents lowering the net worth requirement to $5,000,000.

NOTE C - INVENTORIES

      During each of the last three fiscal years certain merchandise lines decreased, resulting in reductions of LIFO inventory layers, which increased net earnings for the fiscal year's ended January 28, 1995 and January 29, 1994 and reduced the net loss for the fiscal year ended January 30, 1993, by approximately $9,000 ($.01 per share), $25,000 ($.02 per share), and $233,000
($1.23 per share), respectively.

      Also in the second quarter ended August 1, 1992, the company converted the shoe departments at each of its stores into licensed departments rather then Company-owned departments and sold the existing inventory of $1,924,000 to the licensee. The Company received $1,500,000 in cash and a two year note for $147,000 from the sale of the inventory. An after tax loss (no tax credit) of $277,000 was incurred on the sale of the inventory and charged as part of cost of merchandise and services sold. Additionally the LIFO reserve associated with the shoe inventory was reversed resulting in an after tax credit (no tax effect) of $824,000.

NOTE D - FINANCING ARRANGEMENTS

      On November 4, 1994, the Company and Congress Financial Corporation
(Central) entered into a Loan and Security Agreement, replacing the Credit and Security Agreement, dated May 20, 1993, between the Company and Schottenstein
Stores Corporation ("Schottenstein"). The new Agreement provides for a three-year line of credit, secured by substantially all of the assets of the Company, of up to $12,000,000 (based on certain lending formulas) and, included within such line of credit, a facility for letters of credit of up to $2 million, with the interest rate at 1.0% above prime rate or, at the Company's option (and subject to certain terms and conditions), at 3.5% above the adjusted London Interbank Offered Rate ("LIBOR"). Interest on the line is payable monthly. The new Agreement also provides for a 1.0% commitment fee, payable in annual installments over the three-year term, an unused line fee of 0.25% payable monthly, and a monthly monitoring fee of $1,500. Borrowings are generally limited to 30% of the retail value of eligible inventory as defined in the new Agreement. The weighted average interest rates for outstandings as of January 28, 1995 and January 29, 1994 were 9.50% and 7.50%, respectively.
There were no short term borrowings outstanding at January 30, 1993. The weighted average interest rates during the fiscal years ended January 28, 1995, January 29,

1994 and January 30, 1993 were 9.41%, 7.77%, and 7.61% respectively. In addition, the new Agreement prohibits the payment of dividends. The termination of the Schottenstein Loan Agreement, in the fourth quarter of 1994, resulted in a $60,000 charge for the write-off of the unamortized portion of the loan origination fee paid to Schottenstein.

      Long-term debt consists of the following:

                                         January 28   January 29
                                            1995         1994
EDC Financing:

City of Detroit . . . . . . . . . . .    $3,980,000   $4,225,000
City of Southfield  . . . . . . . . .     2,355,000    2,560,000
                                          ---------    ---------
                                          6,335,000    6,785,000
Less Current Maturities . . . . . . .       485.000      450,000
                                          ---------    ---------
                                         $5,850,000   $6,335,000
                                          =========   ==========
      The Company's executive offices and central distribution center (the
"CDC") are capitalized under a lease-purchase obligation represented by City of Detroit Economic Development Corporation bonds.

      The CDC obligation is comprised of $3,980,000 in term bonds which are required to be redeemed through annual sinking fund payments ranging from $265,000 in 1995 to $565,000 at the December 1, 2004 maturity date. The
Company may redeem the bonds prior to maturity at par. Interest on the bonds is payable semi-annually at the current weighted average annual rate of 9.00%.
The Company has given a guaranty regarding the prompt payment of principal and interest. The CDC mortgage and trust agreement provides for a security interest in the real estate, and fixtures and equipment, with a carrying amount of $2,900,000 at January 28, 1995. During the first quarter of fiscal
1993, the Company violated the minimum net worth covenant of these bonds, and an June 10, 1993 notified the bond trustee it was in default. In early April, 1994, the minimum net worth covenant was amended and the Company is no longer in default. Refer to Note B of the Notes to the Financial Statements for a more detailed discussion.

      The Tel-Twelve Mail store was financed through City of Southfield
Economic Development Corporation bonds. The underlying obligations are comprised of $2,355,000 in term bonds to be redeemed through annual sinking fund payments ranging from $220,000 in 1995 to $380,000 at maturity on January
15, 2003. The Company may redeem the bonds prior to maturity at a reducing premium (currently 1-1/2%). Interest on the bonds is payable semi-annually at the current weighted average annual rate of 9.61%.

      The various financing agreements provide for real estate mortgages and other security interests as collateral. Payments of long-term debt in the four fiscal years subsequent to February 3, 1996 amount to $525,000 in 1996, $575,000 in 1997, $620,000 in 1999, and $670,000 in 2000.

      At January 28, 1995, the Company had an outstanding irrevocable letter of credit of $250,000 for the purchase of insurance.


      Interest paid aggregated $1,615,000, $1,366,000, and $1,394,000 for the fiscal years ended January 28, 1995, January 29, 1994, and January 30, 1993, respectively.

NOTE E - LEASE OBLIGATIONS

      The Company occupies retail stores under various capital and operating lease agreements which contain varying renewal options for terms ranging to 2035, with no significant change in minimum annual payments.

      At January 28, 1995, the aggregate minimum annual commitments for all noncancelable leases are as follows:

   For Fiscal                   Capital    Operating
   Years Ending In              Leases       Leases

      1995 ................. $  524,645  $ 2,280,840
      1996 .................    524,645    2,309,746
      1997 .................    524,645    1,909,746
      1998 .................    537,310    1,638,936
      1999 .................    537,310    1,368,126
      Thereafter ...........  5,281,930    2,928,820
                              ---------   ----------
Total minimum lease payments  7,930,485  $12,436,214
                              ---------   ----------

Amounts representing
  interest .................  3,823,839
                              ---------
Present value of net
  minimum lease payments ... $4,106,646
                              =========

      Capital leases for stores and equipment included in buildings, and furniture, fixtures and equipment amounted to $5,560,390 at January 28, 1995 and $6,313,827 at January 29, 1994 and accumulated amortization amounted to $2,801,985 and $3,205,142, respectively. Amortization of capital leases is included with depreciation and amortization expense.

      Required rental payments on stores are based on sales with certain minimum annual payments. Rental expense amounted to:

                                    Fiscal Year Ended
                           January 28   January 29   January 30
                              1995         1994         1993
Minimum rentals for
store operating leases ... $2,251,413   $2,299,958   $2,449,924

Contingent rentals:
  Capital leases .........      8,099       ---          ---
Operating leases .........    665,119      601,475      542,560
Other rentals ............    434,939      411,978      346,997
                            ---------    ---------    ---------
                           $3,359,570   $3,313,411   $3,339,481
                            =========    =========    =========

      A store lease provides for a security interest in fixtures and equipment having a carrying amount of $94,000 at January 28, 1995.

NOTE F - FEDERAL INCOME TAXES

      A reconciliation of the total income taxes and the amount computed by applying the statutory federal income tax rate of 34 percent to earnings or loss before income taxes is as follows:

                                  Fiscal Year Ended
                         January 28   January 29   January 30
                            1995         1994         1993

Computed amounts ....... $ 351,000    $ 175,000   $(1,342,000)
Impact of net operating
  loss carry-forward ...  (351,000)    (175,000)    1,342,000
                           -------      -------     ---------
                         $   ---      $   ---     $   ---
                          ========     ========    ==========

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of January 28, 1995 and January 29, 1994 are as follows:

                                         Fiscal Year Ended
                                    January 28      January 29
                                       1995            1994

Deferred tax liability:
  Tax over book depreciation .... $(1,089,000)    $(1,220,000)
Deferred tax assets:
  Employee benefits .............     503,000         568,000
  Inventory costs ...............      39,000         207,000
  Other .........................       7,000          60,000
  Net operating loss
    carryforward ................   1,957,000       2,177,000
                                   ----------      ----------
Total deferred tax asset ........   2,506,000       3,012,000
                                   ----------      ----------
Net deferred tax assets .........   1,417,000       1,792,000
Valuation allowance for net
  deferred tax asset ............  (1,417,000)     (1,792,000)
                                   ----------      ----------

Net deferred taxes .............. $   ---         $   ---
                                   ==========      ==========


      The Company's net operating loss carryforward of approximately
$5,750,000 for federal tax purposes expires as follows:

      2006 ............  $1,250,000
      2007 ............   1,863,000
      2008 ............   1,537,000
      2009 ............   1,100,000

NOTE G - RETIREMENT PLANS

      The Company has a defined contribution retirement plan covering substantially all full-time employees. Contributions to the plan are made at the discretion of the Board of Directors.

      The Company also sponsors an unfunded Supplemental Executive Retirement
Program (SERP), which is a non-qualified plan that provides certain former officers additional retirement benefits.

      The unfunded status for this plan was as follows:

                                     Fiscal Year Ended
                                January 28     January 29
                                   1995           1994

Projected Benefit Obligation.. $1,622,151     $1,831,655
Unrecognized Net Loss
  on Assets ..................   (244,417)      (365,864)
Unrecognized Net Obligation
  at February 1, 1987 ........   (186,107)      (212,694)
Unrecognized Prior Service
  Cost .......................   (283,828)      (308,987)
                                 --------       --------
Accrued Liability ............ $  907,799     $  944,110

Minimum Liability Adjustments:
  Plan Amendment .............    256,120        256,120
  Change in Discount Rate ....    (11,704)       109,744
                                ---------      ---------
Net Recorded Liability ....... $1,152,215     $1,309,974
                                =========      =========



      The cost of the retirement plans, including the SERP plan expense of $189,000, $192,000, and $185,000, for the fiscal years ended in 1995, 1994, and 1993, respectively, consisted of the following components:

                                    Fiscal Year Ended
                           January 28   January 29   January 30
                              1995         1994         1993
Service Cost:
  Interest Cost on
    Projected Benefit
    Obligation ..........  $124,672     $135,506     $135,991

Net Amortization and
  Deferral:
Amortization of Initial
  Unrecognized Transition
  Obligation ...........     26,587       26,587       26,587
Amortization of Net
  Loss .................     12,582        4,748          874
Amortization of Prior
  Service Cost .........     25,159       25,159       21,548
Defined Contribution
  Plan .................    109,000      123,000      138,000
                            -------      -------      -------
Net Periodic Retirement
  Cost .................   $298,000     $315,000     $323,000
                            =======      =======      =======

      The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 81/2% and 0% at January 28, 1995, 7-1/4% and 0% at January 29, 1994, and 8% and 0% at January 30, 1993.

NOTE H - STOCK OPTIONS AND RESTRICTED STOCK PLAN

      The Company has a 1992 Incentive Stock Plan for its eligible officers and employees under which the Company may grant stock options (consisting of incentive stock options (ISOs) and nonqualified stock options (NQSOs)) and may make awards of restricted stock for up to 100,000 shares of common stock.
Options may be exercised for such prices and at such times as the Compensation
Committee of the Board determines, provided the ISOs may not be exercised at a price less than the fair market value at the date of grant. Options become exercisable on a cumulative basis in equal installments at a rate of 33-1/3% per year, commencing one year after grant. On January 28, 1995, ISOs for 56,000 shares were outstanding, and 30,000 shares had been issued as an award of restricted stock. The ISOs carried exercise prices ranging from $5.5625 to $10.375 per share (weighted average of $8.08 per share), of which ISOs to acquire 17,331 shares were exercisable, and 14,000 shares were available for future grants or awards under the plan.

      Shares of restricted stock awarded under the Plan generally may not be sold or otherwise transferred until the termination of applicable restriction periods established by the Committee. The shares also vest at a rate of

33-1/3% per year subject to certain performance objectives being satisfied.

                                   January 28    January 29
      Stock Option Plan               1995          1994

Outstanding at beginning of
  fiscal year .................      26,166        30,000
Granted .......................      30,000           --
Exercised .....................         166           --
Cancelled or expired ..........         --          3,834
                                     ------        ------
Outstanding at end of fiscal
  year ........................      56,000        26,166
                                     ======        ======

      As part of the consideration for its 1993 $8,000,000 revolving loan agreement with Schottenstein, the Company granted Schottenstein an irrevocable option to purchase up to 198,000 shares of the Company's common stock at a purchase price of $.50 per share. The option may be exercised in whole or in part at any time until its expiration on May 18, 1997. The option agreement stipulates that if the revolving credit agreement is terminated, the Company, if requested by Schottenstein on or before the second anniversary of such termination, agrees to pay Schottenstein, in lieu of delivery of the option shares, an amount in cash equal to the difference between the average of the closing prices for the Company's Common Stock on the American Stock Exchange during the twenty business days preceding the request date and the $99,000 exercise price. The payment is due within 180 days of the request date and bears interest at the rate of six percent per annum. In anticipation of the termination of the Schottenstein loan agreement (See Note D of the Notes to the Financial Statements), the Company and Schottenstein, by a letter agreement, dated September 14, 1994, amended their Option Agreement, dated May
20, 1993, such that Schottenstein's right to receive the spread between the exercise price and the then fair market value of the shares subject to the option is capped at $6.36 per share.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                       Additions
                                  Balance at  Charged to   Charged to
                                  Beginning   Costs and   Other Accounts  Deductions
 Balance at
      Description                 of Period   Expenses        (A)            (B)
End of Period


VALUATION RESERVES

Year ended January 28, 1995

Allowance for:
 Doubtful accounts receivable      $216,209    $ 44,545    $ 10,441       $(207,308)
  $ 63,887
 Purchase discounts in inventories  494,845      61,155
  556,000


Year ended January 29, 1994

Allowance for:
 Doubtful accounts receivable       171,000     216,542      47,164        (218,497)
  $216,209
 Purchase discounts in inventories  452,000      42,845
  494,845


Year ended January 30, 1993

Allowance for:
 Doubtful accounts receivable       277,000     (29,316)     31,932        (108,616)
  $171,000
 Purchase discounts in inventories  495,000     (43,000)
  452,000



(A)  Recoveries on accounts charged off
(B)  Accounts charged off

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 1995.

                    CROWLEY, MILNER AND COMPANY (Registrant)

                    By: /S/ DENNIS P. CALLAHAN
                        Dennis P. Callahan, President and Chief Executive Officer (principal executive officer)

                    By: /S/ MARK A. VANDENBERG
                        Mark A. VandenBerg, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 27, 1995.

       Signature               Capacity

/S/ DENNIS P. CALLAHAN         Director
Dennis P. Callahan

/S/ JOANN S. COUSINO           Director
JoAnn S. Cousino

/S/ CARROLL E. EBERT           Director
Carroll E. Ebert

/S/ ALFRED M. ENTENMAN, JR.    Director
Alfred M. Entenman, Jr.

/S/ JOSEPH C. KEYS             Director
Joseph C. Keys

/S/ RICHARD S. KEYS            Director
Richard S. Keys

/S/ JULIUS L. PALLONE          Director
Julius L. Pallone

/S/ PAUL R. RENTENBACH         Director
Paul R. Rentenbach

/S/ JAMES L. SCHAYE, JR.       Director
James L. Schaye, Jr.

/S/ ANDREW J. SOFFEL           Director
Andrew J. Soffel

/S/ ROBERT E. WINKEL           Director
Robert E. Winkel

                                 EXHIBIT INDEX

Exhibit
No.          Description

3.1 Restated Articles of Incorporation, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 30, 1988 and the Company's Form 10-G Quarterly Report for the quarter ended August 1, 1992 and the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

3.2 Bylaws, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 28, 1989 and incorporated herein by reference).

10.1 Amended and Restated Supplemental Executive Retirement Plan effective December 1, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated hereby by reference).

10.2 Employment Agreement with Mr. Soffel dated November 2, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporation herein by reference).

10.3 Employment Agreement with Mr. Callahan dated November 2, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.4 Severance Compensation Agreement with Mr. VandenBerg dated May 7, 1991 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended February 1, 1992 and incorporated herein by reference).

10.5 Severance Compensation Agreement with Mr. Toloff dated May 20, 1992 (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended May 2, 1992 and incorporated herein by reference).

10.6 The Economic Development Corporation of the City of Detroit Lease Purchase Agreement dated December 1, 1979, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 31, 1981 and the Company's Form 10-K Annual Report for the year ended January 29, 1994 and incorporated herein by reference).

10.7 Loan Agreement between The Economic Development Corporation of the City of Southfield and the Company dated January 15, 1985 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 29, 1985 and incorporated herein by reference).

10.8 Profit Sharing Plan dated February 1, 1984, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.9 Crowley, Milner and Company 1992 Incentive Stock Plan effective as of March 25, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.10 Loan and Security Agreement, dated November 4, 1994, between Congress Financial Corporation (Central) and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 31, 1994 and incorporated herein by reference).

10.11 Option Agreement, dated May 20, 1993, as amended to date between Schottenstein Stores Corporation and the Company (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and the Company's 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

10.12        Restricted Stock Agreement, dated August 24, 1994, between Dennis
             P. Callahan and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

10.13 *Amendment to Exhibit 10.12, dated March 22, 1995, effective January 28, 1995.

11           *Computation of Per Share Earnings

23           *Consent of Ernst & Young LLP

27           *Financial Data Schedule (EDGAR filing only)

*  Filed herewith