Form 10-Q
period 1995-04-28
CROWLEY MILNER & CO
filed 1995-05-26
CIK 25871

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20548
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended April 29, 1995

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Transition period from ---- to -----

                     Commission File Number: 1-1594

                        CROWLEY, MILNER AND COMPANY
          (Exact name of registrant as specified in its charter)

       Michigan                                    38-0454910
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

           2301 W Lafayette Boulevard, Detroit, Michigan  48216
            (Address of principal executive offices)(Zip Code)

                              (313) 962-2400
           (Registrant's telephone number, including area code)

                              Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes X        No

The number of shares outstanding of Registrant's common stock, as of May 17, 1995, was 1,048,300.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CROWLEY, MILNER AND COMPANY
                CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                             THREE MONTHS ENDED
                                          APRIL 29       APRIL 30
                                            1995           1994

Net Sales                               $23,593,390    $25,630,892
Cost of merchandise and services sold    17,503,462     18,262,000
                                        -----------    -----------
                                          6,089,928      7,368,892
Operating, selling general and
  administrative expenses                 7,858,334      8,012,751
                                        -----------    -----------
                                         (1,768,406)      (643,859)
Other charges (credits):
  Interest expense                          388,477        367,336
  Investment Income                         (19,103)       (10,593)
  Other                                     (43,608)       (36,106)
                                        -----------     ----------
Loss before income taxes                 (2,094,172)      (964,496)
Income tax credit                             -               -
                                        -----------     ----------
Net loss                                $(2,094,172)      (964,496)
                                        ===========     ==========

Net loss per share                           $(2.00)        $ (.91)
                                             ======         ======
Dividends per share                          $  .00         $  .00
                                             ======         ======

                        CROWLEY, MILNER AND COMPANY
                   CONDENSED BALANCE SHEETS (UNAUDITED)


                                APRIL 29     JANUARY 28    APRIL 30
                                  1995          1995         1994
ASSETS
  Current assets
   Cash and cash equivalents
    (cash equivalents at
    4/29/95 $327,337,
    1/28/95-$213,678 and
    4/30/94 - $294,570)       $    88,198 $    38,724  $   311,848
   Accounts receivable(less:
    allowances at 4/29/95-
    $73,887  1/28/95-$63,887
    and 4/30/94-$196,016)         758,727   1,042,660    2,050,829
     Inventories at FIFO cost  21,599,722  21,824,142   20,898,561
     Reduction to LIFO cost    (3,888,216) (3,830,672)  (4,633,488)
                               ----------  ----------   ----------
     Inventories at LIFO cost  17,711,506  17,993,470   16,265,073
     Other current assets       2,097,480   2,330,447    2,349,471
                               ----------  ----------   ----------
       Total current assets    20,655,911  21,405,301   20,977,221
  Other assets                  3,140,774   3,270,274    2,989,047
  Property, plant and
    equipment                  26,623,947  24,874,953   26,827,838
  Less: Allowance for
           depreciation and
           amortization        16,336,599  14,302,929   15,534,193
                               ----------  ----------   ----------
                               10,287,348  10,572,024   11,293,645
                               ----------  ----------   ----------
TOTAL ASSETS                  $34,084,033 $35,247,599  $35,259,913
                               ==========  ==========   ==========

                        CROWLEY, MILNER AND COMPANY
                   CONDENSED BALANCE SHEETS (UNAUDITED)
                              (Continued)

                                 APRIL 29   JANUARY 28  APRIL 30
                                   1995        1995       1994
LIABILITIES AND SHAREHOLDER'S
 EQUITY
  Current Liabilities
     Accounts Payable         $ 5,500,097  $ 5,813,423  $ 5,892,935
     Short Term Borrowings      5,496,399    3,906,517    5,712,198
     Compensation and Amounts
      withheld therefrom          743,931      717,015      661,989
     Taxes other than income
      taxes                     1,751,517    2,113,053    1,554,421
     Income Taxes                  37,043       37,043       37,043
     Current maturities of long
      term debt                   485,000      485,000      450,000
     Capital Lease Obligations
      - current                   187,008      190,509      302,566
                                ---------    ---------    ---------
                               14,200,995   13,262,560   14,611,152
  Long Term Liabilities
     Long Term Debt             5,850,000   5,850,000    6,335,000
     Capital Lease Obligations  3,877,044   3,916,137    4,064,027
     Other                      1,624,661   1,634,647    1,782,399
                                ---------   ---------    ---------
                               11,351,705  11,400,784   12,181,426
  Shareholder's Equity
      Common Stock, authorized
        4,000,000 shares,
        outstanding 1,048,300
        shares                   1,048,300   1,048,300      509,150
       Other Capital             2,252,700   2,211,450    2,241,450
       Retained Earnings         5,230,333   7,324,505    5,716,735
                                ----------   ---------    ---------
                                 8,531,333  10,584,255    8,467,335
                                ----------  ----------    ---------
TOTAL LIABILITIES AND
SHAREHOLDER'S EQUITY           $34,084,033 $35,247,599  $35,259,913
                               =========== ===========  ===========

                        CROWLEY, MILNER AND COMPANY
                         STATEMENTS OF CASH FLOWS

                                               THREE MONTHS ENDED
                                           APRIL 29        APRIL 30
                                             1995            1994
OPERATING ACTIVITIES
Net Loss                                 $(2,094,172)  $  (964,496)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and Amortization           388,078       462,774
     Amortization of Restricted Stock Award   41,250         --
Changes in Operating Assets and
  Liabilities:
    Decrease in net accounts receivable      283,933        66,496
    Decrease in inventories                  281,964       633,003
    Decrease in prepaid expenses
      and other assets                       362,467       437,175
    Decrease in accounts payable            (313,326)   (1,344,740)
    Decrease in accrued compensation
     and other liabilities                  (344,606)     (375,545)
                                            ---------   -----------
   NET CASH USED IN OPERATING ACTIVITIES  (1,444,412)   (1,085,333)

INVESTMENT ACTIVITIES
    Purchase of Properties                   (53,402)      (31,248)
                                         ___________   ___________
 NET CASH USED IN INVESTMENT ACTIVITIES      (53,402)      (31,248)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit  27,399,248   27,572,994
  Principal payments on revolving line
     of credit                           (25,809,366) (26,634,412)
  Principal payments on capital lease
     obligations                             (42,594)     (85,670)
                                        ____________ ____________
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                             1,547,288      852,912
                                        ____________ ____________
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                49,474     (263,669)
Cash and cash equivalents at beginning of
    year                                      38,724      575,517
                                        ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                 $    88,198   $  311,848
                                          ===========   ===========

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               April 29, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 29, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996, due to the seasonal nature of the retail department store business. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales for the first quarter ended April 29, 1995 decreased 7.9%, to $23,600,000 from $25,600,000, for the first quarter last year. A slowdown in consumer spending and cool spring weather were the primary reasons for the decrease in sales during the first quarter.

Gross margins decreased $1,279,000, or 17.4%, for the first quarter when compared to last years first quarter. As a percent of sales, margins were 25.8% compared to last year's 28.8%. Increased markdowns needed to clear out fall and winter clearance inventory, and the decrease in sales were the contributing factors to the lower gross margins.

Operating expenses decreased $154,000, or 1.9%, in the quarter compared to the comparable quarter last year. Operating expenses as a percent of sales increased to 33.3% compared with 31.3% for the first quarter last year due to the decrease in sales. The major components contributing to the lower operating expenses were advertising related costs, down $23,000, or 3.3%, supply costs, down $36,000, or 14.9%, depreciation charges, down $125,000, or 26.9%, property taxes, down $35,000, or 11.8%, and equipment rental charges, down $56,000, or 51.9%. The equipment rental charge decrease was due to the Company's main frame computer becoming owned property at the expiration of the lease in February, 1995. Payroll costs for the first quarter increased $189,000, or 5.8%, representing the largest increase in any expense category.

Interest expense charges increased $21,000, or 5.8%, due primarily to higher interest rates during the first quarter of 1995 compared to last years first quarter.

For the first quarter ended April 29, 1995, the Company recorded a net loss of $2,094,000, or $2.00 per share, compared with a net loss of $964,000, or $0.91 per share, for the first quarter ended April 30, 1994.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position, it was unable to tax effect the losses in either years first quarter, thus pre-tax and after-tax results are the same.

Financial Condition

For the first quarter ended April 29, 1995, net cash used by operating activities was $1,444,000, compared with cash used of $1,085,000 for the quarter ended April 30, 1994. The decrease is due primarily to the increase in the first quarter loss and lower depreciation charges.

Capital expenditures of $53,000 in the quarter ended April 29, 1995, compared with $31,000 last year, accounted for the cash used in investment activities. A decrease in payments on the Company's short term line of credit during the first quarter, compared with last year's first quarter, resulted in an increase in cash provided by financing activities.

The Company generated positive cash flow of $49,000 for the first quarter compared with negative cash flow of $263,000 during last year's first quarter.

The Company's working capital position has remained unchanged as of April 29, 1995 when compared to April 30, 1994 and is lower than January 28, 1995. Working capital was $6,500,000 at April 29, 1995 compared with $6,400,000 and $8,100,000 at April 30, 1994 and January 28, 1995, respectively.

OTHER DEVELOPMENTS

On May 17, 1995 the Company announced it had reached an agreement with Schottenstein Professional Asset Management Corporation and Schottenstein Stores Corporation to repurchase their equity interests in the Company. Specifically, the Schottenstein group has agreed to sell back to the Company the 96,936 shares of Common Stock it presently owns at a price of $4.50 per share, and to cancel and surrender its option to purchase 198,000 shares of Common Stock in exchange for a payment of $4.00 per share ($4.50 less the option exercise price of $0.50 per share). The total cost to the Company to fund this repurchase will be $1,228,212, which will be provided by the Company's existing credit facility with Congress Financial Corporation, which has approved the repurchases.

Also, The Company recently extended the lease on it's Birmingham store through January, 1997 at the current rental level. The lease was due to expire in July, 1995. Additionally, Greyhound Lines Inc., a tenant in the Company's corporate office building, recently notified the Company of its intention to vacate the premises as of April 30, 1995. It is the Company's plan to re-lease or sell that portion of the building.


                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         There are no material pending legal proceedings in which the Company is a party to which its assets are subject.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 17, 1995, the Company's Annual Meeting of Shareholders was held at the principal offices of the Company. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees for election to the Board of Directors and all such nominees were elected. The matters voted on at the meeting (as more fully described in the Proxy Statement, dated April 25, 1995), and the results of the shareholder voting, were as follows:

1.  Election of directors to hold office until Annual Meeting of
    Shareholders in 1998:
                                   For          Withheld
        Dennis P. Callahan       1,034,136       1,100
        JoAnn S. Cousino         1,034,536         700
        Alfred M. Entenman, Jr.  1,034,506         730

2.  Appointment of Ernst & Young LLP as auditors for fiscal year ending February 3, 1996:
                For --             975,154
                Against --               0
                Abstain --             280
                Broker non-votes -- 59,802

3. To approve an amendment to the Crowley, Milner and Company 1992 Incentive Stock Plan (the "1992 Incentive Stock Plan") to increase the number of shares of Common Stock authorized for issuance under the 1992 Incentive Stock Plan from 100,000 shares to 200,000 shares:
                For --              716,626
                Against --           40,770
                Abstain --            1,110
                Broker non-votes -- 276,730

4.  To approve the Crowley, Milner and Company 1995 Director Stock
Option Plan:
                For --               782,200
                Against --            33,178
                Abstain --             2,930
                Broker non-votes --  216,928

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CROWLEY, MILNER AND COMPANY
                                         (Registrant)


DATE    May 17, 1995               By   /S/ Mark A. VandenBerg
                                        Mark A. VandenBerg
                                        Principal financial and chief
                                        accounting officer and a duly
                                        authorized officer of the
                                        registrant