Form 10-Q
period 1995-07-29
CROWLEY MILNER & CO
filed 1995-09-07
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20548
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 1995

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

                                            Yes   X  No
                                                ----    ----

The number of shares outstanding of Registrant's common stock, as of August 31, 1995, was 951,364.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CROWLEY, MILNER AND COMPANY
                CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                        SIX MONTHS ENDED           THREE MONTHS ENDED


                       JULY 29        JULY 30       JULY 29        JULY 30
                         1995           1994          1995           1994
                      -----------  -----------    -----------  -----------


Net Sales             $44,956,521  $47,426,855    $21,363,131  $21,795,963

Cost of merchandise
 and services sold     31,920,644   32,426,350     14,417,182   14,164,350
                      -----------  -----------    -----------  -----------
                       13,035,877   15,000,505      6,945,949    7,631,613
Operating, selling
 general and admin-
 istrative expenses    15,425,306   15,853,350      7,566,972    7,840,599
                      -----------  -----------    -----------  -----------
                       (2,389,429)    (852,845)      (621,023)    (208,986)
Other charges (credits):
  Interest expense        816,039      783,413        427,562      416,077
  Investment income       (48,434)     (30,410)       (29,331)     (19,817)
  Other                  (155,858)     (59,950)      (112,250)     (23,844)
                      -----------  -----------    -----------  -----------
Loss before
 income taxes          (3,001,176)  (1,545,898)      (907,004)    (581,402)
Income tax credit         -             -              -              -
                      -----------  -----------    -----------  -----------
Net loss              $(3,001,176) $(1,545,898)   $  (907,004) $  (581,402)
                      ===========  ===========    ===========  ===========
Net loss per share         $(3.16)      $(1.52)        $ (.95)      $ (.57)
                           ======       ======         ======       ======
Dividends per share        $  .00       $  .00         $  .00       $  .00
                           ======       ======         ======       ======
Average number of
Common equivalent
shares outstanding for
earnings per share        951,364    1,018,300        951,364    1,018,300
                      ===========  ===========    ===========  ===========

                        CROWLEY, MILNER AND COMPANY
                   CONDENSED BALANCE SHEETS (UNAUDITED)


                                  JULY 29       JANUARY 28       JULY 30
                                    1995          1995             1994
                                 ----------     ----------     ----------


ASSETS

  Current assets
   Cash and cash equivalents
    (cash equivalents at
    7/29/95-$338,090,
    1/28/95-$213,678 and
    7/30/94 - $337,225)          $   481,213    $    38,724    $   972,990
   Accounts receivable(less:
    allowances at 7/29/95-
    $83,854, 1/28/95-$63,887
    and 7/30/94-$166,414)            750,787      1,042,660      1,534,185
   Inventories at FIFO cost       20,010,169     21,824,142     21,204,326
   Reduction to LIFO cost         (3,943,754)    (3,830,672)    (4,688,949)
                                 -----------    -----------    -----------
   Inventories at LIFO cost       16,066,415     17,993,470     16,515,377
   Other current assets            1,879,462      2,330,447      2,158,467
                                 -----------    -----------    -----------
       Total current assets       19,177,877     21,405,301     21,181,019
  Other assets                     3,224,740      3,270,274      2,751,056
  Property, plant and equipment   24,986,611     24,874,953     26,922,024
  Less: Allowance for
         depreciation and
          amortization           (14,968,339)   (14,302,929)   (15,964,780)
                                 -----------    -----------    -----------
                                  10,018,272     10,572,024     10,957,244
                                 -----------    -----------    -----------
TOTAL ASSETS                     $32,420,889    $35,247,599    $34,889,319
                                 ===========    ===========    ===========

                        CROWLEY, MILNER AND COMPANY
                   CONDENSED BALANCE SHEETS (UNAUDITED)

                                   JULY 29      JANUARY 28      JULY 30
                                     1995         1995            1994
                                 ----------     ----------     ----------

LIABILITIES AND SHAREHOLDERS'
 EQUITY

  Current Liabilities
     Accounts payable            $ 4,126,343    $ 5,813,423    $ 4,517,400
     Short term borrowings         7,554,728      3,906,517      7,394,737
      Compensation and Amounts
      withheld therefrom             638,461        717,015        686,948
     Taxes other than income
      taxes                        1,686,693      2,113,053      1,539,259
     Income taxes                     37,043         37,043         37,043
     Current maturities of long
      term debt                      485,000        485,000        450,000
     Capital lease obligations
      - current                      183,507        190,509        258,547
                                 -----------    -----------    -----------
     Total Current Liabilities    14,711,775     13,262,560     14,883,934

  Long Term Liabilities
     Long term debt                5,850,000      5,850,000      6,335,000
     Capital lease obligations     3,837,951      3,916,137      4,021,397
     Other                         1,605,811      1,634,647      1,763,055
                                 -----------    -----------    -----------
                                  11,293,762     11,400,784     12,119,452
  Shareholders' Equity
     Common Stock, authorized
       4,000,000 shares,
        outstanding 951,364
        shares                       951,364      1,048,300      1,018,300
      Other Capital                1,140,659      2,211,450      2,241,450
      Retained Earnings            4,323,329      7,324,505      4,626,183
                                 -----------    -----------    -----------
                                   6,415,352     10,584,255      7,885,933
                                 -----------    -----------    -----------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $32,420,889    $35,247,599    $34,889,319
                                 ===========    ===========    ===========

                        CROWLEY, MILNER AND COMPANY
                         STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED


                                                 JULY 29         JULY 30
                                                   1995            1994
                                                ----------     ----------
  OPERATING ACTIVITIES
  Net Loss                                      $(3,001,176)   $(1,545,898)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                  671,117        903,279
     Amortization of restricted stock award          60,485
  Changes in Operating Assets and Liabilities:

    Decrease in net accounts receivable             291,873        583,140
    Decrease in inventories                       1,927,055        382,699
    Decrease in prepaid expenses
      and other assets                              496,517        859,302
    Decrease in accounts payable                 (1,687,080)    (2,720,275)
    Decrease in accrued compensation
     and other liabilities                         (533,750)      (385,091)
                                                -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES        (1,774,959)    (1,922,844)

  INVESTMENT ACTIVITIES
      Purchase of Properties                       (117,363)      (125,434)
                                                -----------    -----------
   NET CASH USED IN INVESTMENT ACTIVITIES          (117,363)      (125,434)

  FINANCING ACTIVITIES
    Proceeds from revolving line of credit       52,810,509     53,758,631
    Principal payments on revolving line
     of credit                                  (49,162,298)   (51,137,510)
    Principal payments on capital lease
      obligations                                   (85,188)      (175,370)
    Purchase of common stock and stock options   (1,228,212)          -
                                                -----------    -----------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                    2,334,811      2,445,751
                                                -----------    -----------
  INCREASE IN CASH AND CASH EQUIVALENTS             442,489        397,473
   Cash and cash equivalents at beginning of
    year                                             38,724        575,517
                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD     $   481,213    $   972,990
                                                ===========    ===========

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               July 29, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended July 29, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996, due to the seasonal nature of the retail department store business. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

For the second quarter ended July 29, 1995, a net loss of $907,004 was recorded, compared with a net loss of $581,402 for the second quarter last year. Net loss per share for the quarter was $0.95 compared with a net loss per share of $0.57 for the same period last year. For the six months ended July 29, 1995, the net loss was $3,001,176, compared with $1,545,898 recorded for the first six months last year. The net loss per share for the six months ended July 29 1995 was $3.16 compared with a net loss of $1.52 per share last year.

Total and comparable store sales for the second quarter decreased 2.0% to $21,363,131 from $21,795,963 for the same period last year. For the six month period, net sales were $44,956,521, a decrease of 5.2% from the $47,426,855 recorded last year.

Gross margins for the quarter declined $685,000, or 9.0%, when compared to last year's second quarter. Margins, as a percent of sales, were 32.5% for the second quarter compared with 35.0% for the same period last year. Year to date margin dollars have decreased $1,964,000, or 13.1%, and as a percent of sales are 29.0% compared with 31.6% for the same period last year.

Included in margins, and accounting for a majority of the margin decline for the second quarter, was an additional inventory shrinkage accrual resulting from a mid-year inventory the Company performed in July. The additional accrual approximated $450,000, or $0.47 per share, in the second quarter ended July 29, 1995 and was approximately $290,000, or $0.31 per share, greater than last year's charge for the second quarter.

Operating expenses decreased $274,000, or 3.5%, for the second quarter. Expenses as a percent of sales amounted to 35.4% in the quarter compared with 36.0% for the second quarter last year. The expense categories that contributed to the second quarter decrease were insurance, depreciation charges, and equipment rental. Insurance costs decreased $50,000, or 20.2%, for the second quarter while depreciation charges declined $113,000, or 25.4%. Equipment rental charges were down $61,000, or 55.7%, due to the Company's mainframe computer becoming owned property at the expiration of the lease in February 1995. Expenses for the six months ended July 29, 1995 have decreased $428,000. Operating expenses as a percent of sales, for the six months, were 34.3% compared with 33.4% for the comparable period last year. The higher expense ratio is the result of the lower sales.

Interest expense charges have increased for the second quarter and six month periods ended July 29, 1995 due primarily to higher interest rates on the Company's short term borrowings.

The increase in other income for the quarter was generated from a lease termination settlement with a former tenant in the Company's corporate office building.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position it was unable to tax effect the losses in either year's second quarter and six month periods, thus pre-tax and after-tax results are the same.

Financial Condition

Net cash used in operating activities declined slightly for the six months ended July 29, 1995 when compared with the same period last year. Net cash used in operating activities amounted to $1,775,000 compared to $1,923,000 last year. The decrease is primarily attributable to a reduction in inventory and a corresponding smaller decrease in accounts payable for the period.

Net cash used in investment activities declined slightly for the six months ended July 29, 1995 due to a decrease in capital expenditures.

Net cash provided by financing activities declined slightly for the six months ended July 29, 1995 compared to the same period last year due to a wider variance between proceeds and payments on the revolving line of credit, but offset by the previously announced repurchase of outstanding stock and stock options from one of the Company's primary shareholders. The borrowings outstanding on the Company's short term credit facility were slightly higher at July 29, 1995 than at July 30, 1994.

Working capital was $4,466,000 at July 29, 1995 compared with $8,143,000 at January 28, 1995 and $6,297,000 at July 30, 1994. The decrease in working capital when compared with the second quarter of last year is primarily due to a decrease in inventory levels and accounts receivable.

                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
            There are no material pending legal proceedings in which the Company is a party to which its assets are subject.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          For a discussion regarding the submission of matters to a vote of shareholders at the Company's Annual Meeting on May 17, 1995, see the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 29, 1995 which is hereby incorporated herein by reference.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a) Reports on Form 8-K
          The Company filed a report on Form 8-K dated June 15, 1995, pursuant to which, it reported the purchase of 96,936 shares of Crowley's common stock from Schottenstein Professional Asset Management Corporation for $436,212.00 ($4.50 per share) and the surrender by Schottenstein Stores Corporation of its option to purchase 198,000 shares of Crowley's common stock in exchange for a $792,000 payment ($4.50 per share less the exercise price of $0.50 per share).


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CROWLEY, MILNER AND COMPANY
                                               (Registrant)

DATE: September 7, 1995              By: /S/ Mark A. VandenBerg

                                         Mark A. VandenBerg
                                         Vice President-Finance and Chief
                                         Financial Officer (principal
                                         financial and chief accounting
                                         officer) and a duly authorized
                                         officer of the registrant