Form 10-Q
period 1995-10-28
CROWLEY MILNER & CO
filed 1995-12-12
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20548
                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 28, 1995

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

                                            Yes  XX   No
                                                ----     ----

The number of shares outstanding of Registrant's common stock, as of December 5, 1995 was 966,069.

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CROWLEY, MILNER AND COMPANY
                CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                        NINE MONTHS ENDED           THREE MONTHS ENDED
                      OCTOBER 28   OCTOBER 29     OCTOBER 28   OCTOBER 29
                         1995         1994           1995         1994
                      -----------  -----------    -----------  -----------
Net Sales             $69,920,344  $74,913,609    $24,963,823  $27,486,754
Cost of merchandise
 and services sold     48,659,151   51,874,702     16,738,507   19,488,352
                      -----------  -----------    -----------  -----------
                       21,261,193   23,038,907      8,225,316    8,038,402

Operating, selling
 general and admin-
 istrative expenses    23,919,408   24,560,317      8,494,102    8,706,967
                      -----------  -----------    -----------  -----------
                       (2,658,215)  (1,521,410)      (268,786)    (668,565)

Other charges (credits):
  Interest expense      1,308,498    1,196,378        492,459      412,965
  Investment Income       (73,323)     (46,344)       (24,889)     (15,934)
  Other                  (157,493)     (82,356)        (1,635)     (22,406)
                      -----------  -----------    -----------  -----------
Loss before
 income taxes          (3,735,897)  (2,589,088)      (734,721)  (1,043,190)

Income tax credit         -             -              -              -
                      -----------  -----------    -----------  -----------
Net loss              $(3,735,897) $(2,589,088)   $  (734,721) $(1,043,190)
                      ===========  ===========    ===========  ===========
Net loss per share         $(3.87)      $(2.54)        $ (.76)      $(1.02)
                           ======       ======         ======       ======
Dividends per share        $  .00       $  .00         $  .00       $  .00
                           ======       ======         ======       ======
Average number of
Common equivalent
shares outstanding for
earnings per share        966,069    1,018,300        966,069    1,018,300
                      ===========  ===========    ===========  ===========


                        CROWLEY, MILNER AND COMPANY
                   CONDENSED BALANCE SHEETS (UNAUDITED)

                                 OCTOBER 28     JANUARY 28     OCTOBER 29
                                    1995          1995             1994
                                 ----------     ----------     ----------
ASSETS
  Current assets
   Cash and cash equivalents
    (cash equivalents at
    10/28/95-$449,802
    1/28/95-$213,678 and
    10/29/94-$332,759)           $   251,021    $    38,724    $   119,278
   Accounts receivable(less:
    allowances at 10/29/95
    $83,854  1/28/95-$63,887
    and 10/29/94-$173,424            833,649      1,042,660      1,474,286
   Inventories at FIFO cost       28,327,560     21,824,142     29,137,500
   Reduction to LIFO cost         (4,015,537)    (3,830,672)    (4,760,733)
                                 -----------    -----------    -----------
   Inventories at LIFO cost       24,312,023     17,993,470     24,376,767
   Other current assets            1,816,419      2,330,447      1,933,737
                                 -----------    -----------    -----------
       Total current assets       27,213,112     21,405,301     27,904,068
  Other assets                     3,191,881      3,270,274      2,719,501
  Property, plant and equipment   25,101,801     24,874,953     27,006,781
  Less: Allowance for
         depreciation and
          amortization            15,283,443     14,302,929     16,362,500
                                 -----------    -----------    -----------
                                   9,818,358     10,572,024     10,644,281
                                 -----------    -----------    -----------
TOTAL ASSETS                     $40,223,351    $35,247,599    $41,267,850
                                 ===========    ===========    ===========


                        CROWLEY, MILNER AND COMPANY
                   CONDENSED BALANCE SHEETS (UNAUDITED)

                                OCTOBER 28      JANUARY 28    OCTOBER 29
                                     1995         1995            1994
                                ----------     ----------     ----------
LIABILITIES AND SHAREHOLDER'S
 EQUITY

  Current Liabilities
     Accounts payable            $10,579,600    $ 5,813,423    $12,720,736
     Short term borrowings        10,008,372      3,906,517      6,984,416
     Compensation and Amounts
      withheld therefrom             728,837        717,015        646,872
     Taxes other than income
      taxes                        1,208,570      2,113,053      1,305,024
     Income taxes                     34,495         37,043         37,043
     Current maturities of long
      term debt                      485,000        485,000        450,000
     Capital lease obligations
      - current                      183,543        190,509        214,528
                                 -----------    -----------    -----------
     Total Current Liabilities    23,228,417     13,262,560     22,358,619


  Long Term Liabilities
     Long term debt                5,850,000      5,850,000      6,335,000
     Capital lease obligations     3,795,321      3,916,137      3,978,767
     Other                         1,595,780      1,634,647      1,752,721
                                 -----------    -----------    -----------
                                  11,241,101     11,400,784     12,066,488
  Shareholder's Equity
     Common Stock, authorized
       4,000,000 shares,
       outstanding 966,069
       shares                        966,069      1,048,300      1,018,300
      Other Capital                1,199,156      2,211,450      2,241,450
      Retained Earnings            3,588,608      7,324,505      3,582,993
                                 -----------    -----------    -----------
                                   5,753,833     10,584,255      6,842,743
                                 -----------    -----------    -----------
  TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY           $40,223,351    $35,247,599    $41,267,850
                                 ===========    ===========    ===========

                        CROWLEY, MILNER AND COMPANY
                         STATEMENTS OF CASH FLOWS

                                                   NINE MONTHS ENDED
                                                OCTOBER 28     OCTOBER 29
                                                   1995            1994
                                                ----------     ----------


OPERATING ACTIVITIES

  Net Loss                                    $(3,735,897)   $(2,589,088)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                986,219      1,310,920
     Amortization of restricted stock award        79,720           -

  Changes in Operating Assets and Liabilities:

    Decrease in net accounts receivable           209,011        643,039
    Increase in inventories                    (6,318,553)    (7,478,691)
    Decrease in prepaid expenses
      and other assets                            592,421      1,102,614
    Increase in accounts payable                4,766,177      5,483,061
    Decrease in accrued compensation
     and other liabilities                       (934,076)      (669,737)
                                              -----------     ----------
    NET CASH USED IN OPERATING ACTIVITIES      (4,354,977)    (2,197,882)

  INVESTMENT ACTIVITIES
      Purchase of Properties                     (232,554)      (210,192)
                                              -----------     ----------
   NET CASH USED IN INVESTMENT ACTIVITIES        (232,554)      (210,192)

  FINANCING ACTIVITIES
    Proceeds from revolving line of credit     83,444,226     83,792,841
    Principal payments on revolving line
     of credit                                (77,342,371)   (81,582,040)
    Principal payments on capital lease
      obligations                                (127,782)      (258,966)
    Purchase of common stock and stock options (1,228,212)          -
    Proceeds from sale of common stock             53,967           -
                                              -----------    -----------
   NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                  4,799,828      1,951,835
                                              -----------    -----------
  INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    212,297       (456,239)
   Cash and cash equivalents at beginning of
    year                                           38,724        575,517
                                              -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   251,021    $   119,278
                                              ===========    ===========

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             October 28, 1995

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended October 28, 1995 are not necessarily indicative of the results that may be expected for the year ending February 3, 1996, due to the seasonal nature of the retail department store business. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 28, 1995.


                      PART I - FINANCIAL INFORMATION

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL
                    CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net and comparable store sales for the third quarter ended October 28, 1995 decreased 9.2% to $25.0 million from the $27.5 million recorded for the third quarter ended October 29, 1994. Sales for the quarter were adversely affected by a newspaper strike at the two major Detroit daily papers. Sales results for the first two months of the strike (August and September) were off more than 11%. A change in advertising to more direct mail, as well as additional radio, resulted in a 2.7% sales increase in October. Additionally less spring and summer clearance merchandise contributed to the lower sales for the quarter. Sales and comparable store sales for the nine month period ended October 28, 1995 were down 6.7% to $69.9 million from $74.9 million for the same period last year.

For the quarter ended October 28, 1995 a net loss of $735,000, or $.76 per share, was recorded compared to a net loss of $1,043,000, or $1.02
per share, for last year's third quarter.    A net loss of $3,736,000, or
$3.87 per share was recorded for the nine months ended October 28, 1995 compared with a net loss of $2,589,000, or $2.54 per share, for the same period last year.

The following table sets forth, for the periods indicated, operating data from the Company's Condensed Statements of Income (unaudited) stated as a percentage of net sales:

                                        Nine Months     Third Quarter
                                       1995     1994    1995      1994
                                       ----     ----    ----      ----
Net Sales                             100.0%   100.0%  100.0%    100.0%
Cost of merchandise and
 services sold                         69.6     69.2    67.1      70.8
Gross margin                           30.4     30.8    32.9      29.2
Operating,selling, general and
 administrative expenses               34.2     32.8    34.0      31.7
Operating loss                         (3.8)    (2.0)   (1.1)     (2.5)
Interest expense                        1.8      1.6     2.0       1.5
Other income (expense), net             0.3      0.2     0.1       0.2
                                       -----    -----   -----     -----
Net loss                               (5.3)    (3.1)   (3.0)     (3.8)
                                       =====    =====   =====     =====



Gross margins, both in terms of dollars and as a percent of sales, increased in the third quarter ended October 28, 1995 when compared with last years third quarter. Margin dollars increased $186,914, or 2.3%, for the quarter. Margins as a percent of sales for the third quarter were 32.9% compared with 29.2% last year. Lower markdowns for the quarter was the primary factor contributing to the improved margins. For the nine months gross margin dollars were down $1,777,000, or 7.7%. Margins as a percent of sales, for the nine month period were 30.4% compared with 30.8% last year.

Operating expenses for the quarter decreased $212,865, or 2.4%, with $200,000 of the decrease attributable to real estate tax refunds arising from appeals at two store locations. Operating expenses, as a percent of sales, for the quarter were 34.0% compared with 31.7% for last year's third quarter. The higher expense ratio for the quarter was due to the decrease in sales. For the nine months ended October 28, 1995 operating expenses have declined $640,909, or 2.6%. As a percent of sales, operating expenses for the nine months were 34.2% compared with 32.8% for the same period last year. Real estate related costs, depreciation charges, and equipment rental costs were the principal expense categories that accounted for the year to date decrease in operating expenses as of October 28, 1995.

Interest expense charges for the quarter and nine month periods are greater than the comparable period last year due to increased borrowings on the Company's line of credit.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position it was unable to tax effect the losses in either years third quarter and nine month periods, thus pre-tax and after-tax results are the same.

Financial Condition

Net cash used in operating activities amounted to $4,355,000 for the nine months ended October 28, 1995 compared with $2,198,000 for the nine months ended October 29, 1994. The increase was primarily attributable to the increased loss for the nine month period, offset in part by lower depreciation charges.

The increase in capital expenditures to $233,000 for the current year from $210,000 last year accounted for the increase in cash used in investment activities.

Net cash provided by financing activities increased significantly at October 28, 1995 compared with October 29, 1994. The increase was due primarily to increased outstandings on the Company's line of credit during the quarter.

Working capital amounted to $3,985,000, $8,143,000, and $5,545,000 at
October 28, 1995, January 28, 1995, and October 29, 1994, respectively.

Other Developments

On November 20, 1995 the Company announced that it had entered into an Agreement and Plan of Reorganization, dated as of November 17, 1995, to acquire department stores currently operated by Steinbach Stores, Inc., of Columbus, Ohio. The stores are located in the states of New York, Connecticut, Vermont, New Jersey and New Hampshire. The Company believes that the acquisition will more than double its existing sales. The acquisition will take the form of an exchange of all the outstanding stock of Steinbach Stores for shares of Common Stock of Crowley's. The number of shares to be issued by Crowley's will be up to 45% of the total shares outstanding and will be based on the net book value of Steinbach Stores at December 30, 1995.

The acquisition is subject to, among other things, approval of the Company's shareholders at a special meeting (which is expected to be held in March, 1996); the completion by each party of its investigation into the business and operations of the other party; the recept by the Company of an independent investment banker's opinion as to the fairness of the transaction to the Company's shareholders, from a financial point of view; the submission of notices to the U.S. Department of Justice and the Federal Trade Comission under the federal antitrust laws and the expiration of the required waiting periods under those laws; and the receipt of consents from the Company's lender and certain landlords of the Steinbach Stores. The Company anticipates that the acquisition can be closed during the first quarter of fiscal 1996.


                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      There are no material pending legal proceedings in which the Company is a party to which its assets are subject.

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
          ------------
            10.14 Agreement and Plan of Reorganization, dated November
                  17, 1995, between the Shareholders of Steinbach Stores Inc., and the Company.

            27    Financial Data Schedule (EDGAR filing only)



                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CROWLEY, MILNER AND COMPANY
                                          (Registrant)


DATE December 12, 1995            By   /S/ Mark A. VandenBerg
                                     Mark A. VandenBerg
                                     Vice President-Finance and Chief
                                     Financial Officer
                                     (principal financial and
                                      accounting officer) and a
                                      duly authorized Officer of
                                      the Registrant