Form 10-K405
period 1996-02-03
CROWLEY MILNER & CO
filed 1996-05-03
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 3, 1996
                                      or
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ------- to ---------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:   Yes [X] No [ ]

Indicate by check mark whether the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

As of April 30, 1996, there were 956,069 shares of the registrant's Common Stock outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on the American Stock Exchange on such date) was $2,882,228.

Portions of the registrant's Proxy Statement for its 1996 Annual Meeting of Shareholders to be held June 26, 1996 ("Proxy Statement"), only to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

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

     In addition to its own merchandise, the Company offers certain goods and services (principally shoes, fine jewelry, millinery, furs and maternity) through licensed or so-called leased departments which are operated by independent lessees. The Company participates in several well-recognized national credit card programs and, in October, 1992, the Company, in conjunction with Beneficial National Bank USA, introduced a private label credit card for use by its customers in its stores.

         On November 17, 1995, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") with the owners of Steinbach Stores, Inc. ("Steinbach"), an Ohio corporation which at that time operated 24 stores in the states of New York, New Jersey, New Hampshire, Vermont and Connecticut. The Reorganization Agreement contemplates that the Company will acquire all of the outstanding stock of Steinbach in exchange for 514,800 shares of common stock of the Company, which will represent approximately 35% of the shares of common stock of the Company which will be outstanding after the acquisition. The Reorganization Agreement also contemplates that Steinbach will discontinue operations at nine of its stores, with the result that 15 stores will be operated by Steinbach at the time the acquisition is consummated. All of these 15 Steinbach stores are leased pursuant to leases with terms (disregarding available extensions or renewals) ranging from 1998 to 2015, and they had total combined sales revenues of approximately $95,751,000 during the eleven month period ended December 30, 1995. Since signing the Reorganization Agreement, Steinbach has closed or sold seven stores and two more are in the process of being closed. Since December 30, 1995, the Company has been operating the Steinbach stores for its own benefit and at its own risk, including the two stores that are in the process of being closed. Management of the Company believes that Steinbach has a similar customer base to the Company's
Michigan stores and that its operations can be integrated into those of the Company with minimal additional overhead and corporate expense at the Company's corporate headquarters in Detroit with respect to corporate management (i.e., accounting, administration, marketing and buying functions). (The information in the foregoing sentence contains forward looking statements within the meaning of the Securities Exchange Act of 1934 and is subject to the safe harbor created by that statute. Actual results could differ materially from those projected in the forward looking statements and there can be no assurance that the Company will be successful in its efforts to integrate Steinbach into the Company's operations with minimal additional overhead or corporate expense.) The Company and Steinbach have filed the required pre-merger notifications with the United States Federal Trade Commission and United States Department of Justice, and the waiting period prescribed by applicable law has expired. Consummation of the acquisition of the Steinbach stores is subject to approval by the shareholders of the Company, and such approval will be sought at the 1996 annual meeting of shareholders. The Company is in the process of preparing proxy materials for this annual meeting, which it expects to hold during late June 1996. If approved by shareholders at the annual meeting, the acquisition of Steinbach will be completed as soon thereafter as practicable.

     Except as described below in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference, there have been no material changes or developments in the sources and availability of raw materials or supplies essential to the Company's business since January 28, 1995.

     During the fiscal year ended February 3, 1996, the Company did not spend any amounts for material research activities relating to the development of new products or services.

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

     At February 3, 1996, the Company employed approximately 1,123 full-time and part-time persons. The Company's sales in its fourth quarter traditionally have been materially greater than sales in the other three quarters due to seasonal buying patterns of consumers. As a result, the number of employees increased during the fourth quarter to a maximum of approximately 1,322 persons. An average of 1,128 employees were employed during the remaining three quarters of the year.

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

Corporate Offices and Central Distribution Center

      Located at 2301 West Lafayette Boulevard, Detroit, Michigan, the Company's central corporate office and distribution center is being acquired under a lease-purchase agreement with The Economic Development Corporation of the City of Detroit. The Company began occupying the facility in March 1980 after refurbishing was substantially completed. The facility houses the Company's executive offices and a retail distribution center. Effective at the end of April, 1995, the Company's agreement to sublease a portion of the facility (approximately 70,000 square feet) and a portion of the adjacent parking area to Greyhound Lines, Inc. expired. The Company is attempting to sublet this portion of its facility.

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

Steinbach Stores

         For a discussion of the several Steinbach stores operated by the Company since December 30, 1995, see above "Item 1. Business".

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

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

The principal market on which the Company's common stock is traded is the American Stock Exchange, where the stock trades under the symbol COM. As of May 1, 1996, there were 143 record holders of the Company's Common Stock according to the records maintained by the Company's stock transfer agent. The following table sets forth, for the periods indicated, the range of high and low sales prices on such Exchange for each quarter in the two fiscal years ended February 3, 1996:

                                                 High       Low
Fiscal Year Ended February 3, 1996:             ------     -------
      First Quarter . . . . . . . . . . . .  $   4-3/4   $ 3-1/2
      Second Quarter  . . . . . . . . . . .      5         3-7/8
      Third Quarter . . . . . . . . . . . .      4-3/4     3
      Fourth Quarter  . . . . . . . . . . .      6         4

Fiscal Year Ended January 28, 1995:
      First Quarter . . . . . . . . . . . .  $  11-7/8   $ 7-15/16
      Second Quarter  . . . . . . . . . . .      8-5/8     6-1/2
      Third Quarter . . . . . . . . . . . .      8-1/8     4-1/2
      Fourth Quarter  . . . . . . . . . . .      6-1/8     3-3/4

      During the two fiscal years ended February 3, 1996, the Company has not paid or declared cash dividends in respect of its Common Stock. Under the terms of the Company's three-year line of credit, the Company's ability to pay dividends on its Common Stock is restricted. See Item 7, "Management's Discussion and Analyis of Results of Operations and Financial Condition" and Note D of the Notes to Financial Statements for a description of this line of credit. The Company's ability to pay cash dividends in the future will depend upon its future earnings, results of operations, capital requirements and financial condition, its ability to obtain modification of its debt covenants and such other factors as the Company's Board of Directors deems relevant.

Item 6.  SELECTED FINANCIAL DATA

                                                                   Fiscal Year
                                               1995       1994       1993      1992      1991
                                           (In Thousands Except Per Share and Statistical Data)
Operations:

Net sales, including leased departments .... $105,863   $109,927   $106,935  $106,349   $103,906
Cost of merchandise and services sold ......   72,324     73,774     70,937    69,663     65,562
Operating expenses (includes
  restructuring charge of $1,900,000
  for 1993) ................................   33,446     33,784     34,389    39,391     40,112
Interest expense ...........................    1,805      1,615      1,366     1,394      1,369
Earnings (loss) before income taxes ........   (2,344)     1,031        514    (3,947)    (2,960)
Income tax credits .........................      --         --         --        --        (345)
Net earnings (loss) ........................   (2,344)     1,031        514    (3,947)    (2,615)

Capital expenditures .......................      504        527         57       626        452
Depreciation and amortization ..............    1,317      1,671      2,128     2,626      2,869
Cash provided by (used in) operations ......   (1,758)     1,654     (4,933)    3,560       (746)

Per Share:

Net earnings (loss) ........................  $ (2.38)    $ 0.84     $  .45    $(3.88)    $(2.57)
Shareholders' equity at fiscal year end.....     7.20      10.09       9.26      8.87      13.00
Market price -- High .......................     6.00      11.88      12.13      8.75       8.13
Market price -- Low ........................     3.00       3.75       3.07      4.50       5.00

Financial Position:

Working capital ............................ $  4,842    $ 8,143   $  6,939   $ 1,485   $  7,999
Ratio of current assets to
  current liabilities ......................     1.29x      1.61x      1.45x     1.09x      1.74x
Inventories ................................ $ 16,637    $17,993   $ 16,898   $12,646  $  14,674
Properties -- net ..........................    9,759     10,572     11,715    13,896     16,511
Total assets ...............................   34,704     35,248     37,092    35,154     37,948
Long-term debt (including capital
  lease obligations)........................    9,076      9,766     10,442     7,013     12,762
Shareholders' equity at fiscal year end.....    6,953     10,584      9,431     9,027     13,230
Shareholders' return on equity .............     N/A         9.7%      5.4%      N/A       N/A


Note: All per share calculations for years prior to fiscal 1994 have been adjusted to reflect the 2 for 1 stock split which occurred May 25, 1994.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Results of Operations
- ---------------------
The following table sets forth operating data from the Company's Statements of Operations stated as a percentage of net sales for the fiscal years indicated.

                                      1995        1994        1993
                                     ------      ------      ------
Net Sales                            100.0%      100.0%      100.0%
Cost of merchandise and
 services sold                        68.3        67.1        66.3
Gross Margin                          31.7        32.9        33.7
Operating expense                     31.6        30.7        32.2
Interest expense                       1.7         1.5         1.3
Other income (expense) net             (.6)         .3          .3
Earnings (loss) before
 income taxes                         (2.2)        1.0          .5
Net earnings (loss)                   (2.2)        1.0          .5

Fiscal 1995 compared with fiscal 1994
- -------------------------------------

Net sales for fiscal 1995 declined 3.7% to $105,863,000 from the $109,927,000 recorded in fiscal 1994. The sales decrease is primarily attributable to the general sluggishness of the retail sales economy in 1995, particularly in womens apparel. Comparable store sales also decreased 3.7% during fiscal 1995.

Gross margins as a percent of sales in fiscal 1995 were 31.7% compared with 32.9% last year. An unfavorable swing in LIFO inventory charges was the contributing factor to the decreased gross margin percent. In fiscal 1995 a LIFO charge of $745,000 was incurred compared with a LIFO credit of $697,000 in fiscal 1994. Gross margin dollars were also lower in fiscal 1995 due to the above mentioned LIFO charges and the lower sales level. Despite the highly competitive promotional retail environment the Company managed to slightly decrease its markdowns as a percent of sales. Gross margins represent income derived from the sales of the Company's owned inventory, as well as, commissions earned on the sales of the licensed departments. Licensed departments income represented 4.9% of total gross margin dollars for both fiscal 1994 and 1993.

Operating expenses declined $338,000, or 1.0%, in fiscal 1995 from the fiscal 1994 levels. The sales decrease in fiscal 1995 led operating expenses as a percent of sales to increase to 31.6% from 30.7% in fiscal 1994. Depreciation charges, rental equipment and property tax costs were the primary expenses that declined during fiscal 1995. Limited capital expenditures and numerous fixed assets becoming fully depreciated in recent years account for the $353,000, or the 21.2%, lower depreciation charges. The Company's mainframe computer became owned property at the expiration of the lease in February 1995 accounting for the majority of the $220,000, or 50.5% decrease in rental equipment costs. Refunds from property tax appeals were the main contributor to a $238,000, or 23.2%, reduction in property taxes during fiscal 1995.

Increased borrowings on the Company's short term line of credit during fiscal 1995 contributed to a $189,000, or 11.7%, increase in interest expense charges when compared with fiscal 1994. The higher borrowings were used to fund the loss incurred by the Company in fiscal 1995 and to purchase the common stock and option of a major shareholder. For a more detailed discussion of the stock transactions refer to Note H of the Notes to the Financial Statements.

During fiscal 1995, the Company also recorded a charge of $957,000 related to the integration of the Steinbach stores into the Crowley's organization. The charge includes a $727,000 loss on the operation of Steinbach during January 1996 and $230,000 of travel, moving, and other personnel related costs incurred in establishing the organization both on the east coast and in Detroit to accommodate the Steinbach acquisition. Included in the January Steinbach loss is a $700,000 reserve for needed price reductions to clear existing inventory assumed by the Company when it began operating the stores on December 31, 1995. Management of the Company believes that the customer base for Steinbach is very similar to its Michigan stores. The vendor structure of Steinbach is also very similar to that of the Company's. Management also believes that the Steinbach stores are in good physical condition and not in need of major remodeling or renovation. Management intends to coordinate its marketing and advertising programs between the two companies to eliminate redundant efforts and reduce expenses. Management expects that all buying operations, as well as accounting, finance, administrative and computer systems will be managed from the Company's Detroit headquarters. A small staff has been established on the east coast to oversee the daily operations of the Steinbach stores. The Company has also leased out the receiving, marking, and distribution of Steinbach inventory to a third party on the east coast. Management believes that Steinbach can be integrated into the Company's operations with minimal additions to the staff. For a more detailed discussion of the Steinbach Stores acquisition refer to Note B of the Notes to the Financial Statements.

A net loss of $2,344,000, or $2.38 per share, was recorded in fiscal 1995 compared with net earnings of $1,031,000, or $0.84 per share, in fiscal 1994. The fiscal 1995 loss included the above mentioned $957,000 of integration costs related to the Steinbach acquisition. Also the previously mentioned LIFO swing of $1,442,000 had a significant impact on the comparison of fiscal 1995 with fiscal 1994.

Fiscal 1994 compared with fiscal 1993
- -------------------------------------

Net sales fiscal 1994 were $109,927,000, an increase of 2.8% from the $106,935,000 recorded in fiscal 1993. Comparable store sales for fiscal 1994 increased 4.0% from fiscal 1993. The Company's competitive pricing policy and new merchandise offerings were the primary reasons for the increase in sales. The Company had been very promotional in an effort to maintain a pricing advantage on the competition. In addition, new merchandise lines, such as more casual attire, maternity apparel, large and petite size apparel, plush animals, and home furnishings including small appliances, luggage, and gift items, had recently been introduced and contributed to the improvement in sales. The increased use of direct mail as a promotional vehicle had helped the Company improve the efficiency of its advertising expenditures and also contributed to the sales increase.

Gross margin dollars increased $155,000, or less than one percent, in fiscal 1994 from fiscal 1993. Gross margins as a percent of sales were 32.9% in fiscal 1994, and 33.7% in fiscal 1993. The highly promotional retail environment resulted in additional markdowns that were needed to achieve the increased sales, which contributed to the decline in margins as a percent of sales. Gross margins represent income derived from the sales of the Company's owned inventory, as well as, commissions earned on the sales of the licensed departments. Licensed departments income represented 4.9% of the total gross margin dollars for fiscal 1994, and 4.8% of fiscal 1993. LIFO inventory credits during each of the two fiscal years positively impacted gross margins. The LIFO inventory credits amounted to $697,000 in fiscal 1994, and $582,000 in fiscal 1993. The Company also had a frequent buyer program that awarded savings certificates to customers based on their previous months purchases. The cost of this program was charged against gross margins. The Company discontinued the frequent buyer program in September 1993. The frequent buyer certificate charges were $1,283,000 for fiscal 1993.

Operating expenses for fiscal 1994 declined $604,000, or 1.8% from the fiscal 1993 levels. Operating expenses as a percent of sales were 30.7%, and 32.2% for fiscal 1994 and 1993 respectively. The Company's expense reduction program had reduced costs in all areas and expense categories. Payroll costs for fiscal 1994 increased $375,000, or 2.9% when compared with fiscal 1993.

Expense categories, other than payroll, that had significant reductions in fiscal 1994, when compared with fiscal 1993 included supplies, insurance, depreciation, and real estate costs. Supply costs declined $175,000, or 15.6%, in fiscal 1994 from fiscal 1993. The decrease was attributable to a more competitive bidding process and a constant monitoring of all supply usage. Insurance costs for fiscal 1994 were $375,000, or 31.6% lower than fiscal 1993. The insurance costs savings were achieved by obtaining premium reductions on the Company's property, liability and workers compensation policies. Also more of the cost of health insurance premiums were shifted to the employees. Prior to fiscal 1992, the Company had been self-funded for workers compensation, and during fiscal 1994 favorable settlements on previously reserved claims also contributed to the lower insurance costs. The Company was able to achieve the insurance reductions without increasing its risk exposure. Depreciation charges decreased $457,000, or 21.5% in fiscal 1994 from fiscal 1993. A significant number of fixed assets had become fully depreciated and combined with limited capital expenditures resulted in the lower depreciation charges. Real estate costs in fiscal 1994 were $151,000, or 2.7% lower than fiscal 1993. A new property tax reduction law in Michigan that went into effect in fiscal 1994, was the primary factor contributing to the lower real estate costs.

Interest expense charges increased $250,000, or 18.3% in fiscal 1994 compared to fiscal 1993. Increased borrowings on the Company's short term line of credit, and higher interest rates contributed to the increased interest expense charges. The increased borrowings were used to finance the higher inventory levels carried during fiscal 1994.

For fiscal 1994, the Company recorded net earnings of $1,031,000 or $0.84 per share, more than doubling the $514,000, or $0.45 per share recorded in fiscal 1993. The per share data for fiscal 1993 has been adjusted to reflect the 2-for-1 stock split which occurred May 25, 1994.

Inflation
- ---------

The Company has experienced price increases in its purchase of merchandise and other operating expenses, but has generally been able to offset the increases through adjusting retail prices and controlling expenses. Except for the increased LIFO expense in fiscal 1995 the Company believes that the impact of inflation on its operations has been minimal during the past three fiscal years. The Company uses the Department Store Inventory Price Indexes, published by the Bureau of Labor Statistics to measure the impact of inflation on its inventories under the LIFO valuation method. The fluctuation in the LIFO inventory charges and credits during each period occur due to the change in these indices, the dollar value of the Company's retail inventory, and gross margin changes.

Taxes on income
- ---------------

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position it was unable to tax effect the losses recorded in fiscal 1995 and did not record any income tax expense in fiscal 1994 and 1993. See Note F of the Notes to the Financial Statements for a detailed analysis of the Company's tax position.

Liquidity and Capital Resources
- -------------------------------

At February 3, 1996, the Company's working capital was $4,842,000 with a current ratio of 1.29:1. Working capital was $8,143,000 with a current ratio of 1.61:1 at January 28, 1995 and $6,939,000 with a current ratio of 1.45:1 at January 29, 1994. The decrease for fiscal 1995 was due to lower inventory levels and higher outstandings on the Company's short term line of credit. As mentioned above the increased short term line borrowings was due to funding the loss incurred by the Company in fiscal 1995 and the purchase of the common stock and option from a major shareholder. Additionally the outstandings at February 3, 1996 included accounts receivable of $727,000 for Steinbach related expenditures, that were subsequently reimbursed by Steinbach in February 1996.

The Company's primary sources of liquidity are cash provided by operating activities, and borrowings under the Company's short term line of credit. The company maintains a $12,000,000 secured line of credit to support its short term borrowing needs. For a more detailed discussion of the line of credit refer to Note D of the Notes to the Financial Statements. Cash used in operating activities in fiscal 1995 was $1,758,000 compared with cash provided of $1,654,000 in fiscal 1994 and cash used of $4,933,000 in fiscal 1993. The decrease in fiscal 1995 was the result of the loss incurred, lower depreciation and amortization charges, and an increase in accounts receivables partially offset by lower inventory and accounts payable levels. The increased accounts receivable balances relates to the above mentioned amounts that were due from Steinbach at the fiscal year end.

Cash used in investment activities consisted of capital expenditures only for all three fiscal years. Capital expenditures amounted to $504,000 in fiscal 1995, $527,000 and $57,000 in fiscal 1994 and 1993, respectively. The fiscal 1995 capital expenditures included, heating system updates for two stores, additional computer equipment, and store fixturing.

Cash provided by financing activities amounted to $2,763,000 in fiscal 1995 compared with cash used of $1,664,000 in fiscal 1994 and cash provided of $3,249,000 in fiscal 1993. The increased borrowings outstanding under the Company's short term line of credit was the primary factor contributing to the cash provided by financing activities in fiscal 1995. In fiscal 1995 Company stock was added as an investment option to the Company's 401(k) plan, which accounts for the $54,000 of proceeds from sale of common stock. The previously mentioned $1,228,000 purchase of common stock and stock option reduced the cash provided by financing activities.

Looking forward to fiscal 1996 the Company's liquidity needs will change dramatically with the acquisition of the fifteen stores from Steinbach Stores, Inc. The Company's current $12,000,000 short term line of credit will not be adequate to fund the working capital and capital expenditure needs of both organizations. The Company is currently negotiating with its current lender, and others, to expand its credit facility to $24 million. The Company believes that a $24 million facility will meet all of the current funding needs of both Crowley's and Steinbach. Capital expenditures for both organizations are planned at $1,500,000 for fiscal 1996. They are expected to be funded from internal sources and the expanded line of credit and include store leasehold improvements, store fixturing, and computer and office equipment.

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

                                   PART III

Item 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item shall be included in the Proxy Statement under the captions "Election of Directors", "Executive Officers" and "Certain Reporting Requirements" and is hereby incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION.

      The information required by this Item shall be included in the Proxy Statement under the captions "Executive Compensation", "Employment Contracts, Termination of Employment, and Change-in-Control Arrangements", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" and is hereby incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item shall be included in the Proxy Statement under the captions "Election of Directors" and "Principal Shareholders" and is hereby incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item shall be included in the Proxy Statement under the caption "Certain Transactions" and is hereby incorporated herein by reference.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

1. Financial Statements and Supplementary Information. The following financial statements and supplementary data are included in this report:

                                                                     Page
Description                                                         Number
- -----------                                                         ------
Report of Independent Auditors .................................     F-1

Balance Sheets at February 3, 1996 and January 28, 1995 ........     F-2

Statements of Operations for the fiscal years
  ended February 3, 1996, January 28, 1995
  and January 29, 1994..........................................     F-4

Statements of Shareholders' Equity for the fiscal
  years ended February 3, 1996,
  January 28, 1995 and January 29, 1994 ........................     F-5

Statements of Cash Flows for the fiscal years ended
  February 3, 1996, January 28, 1995 and January 29, 1994 ......     F-6

Notes to Financial Statements ..................................     F-7

2.  Financial Statement Schedules.  The following financial statement schedule is included with this report: Schedule II -- Valuation and Qualifying Accounts, appears on Page S-1 immediately following the Registrant's Financial Statements.

3.  Exhibits.  The following exhibits are included in this report:

Exhibit
No.      Description
- -------  -----------
3.1 Restated Articles of Incorporation, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 30, 1988 and the Company's Form 10-Q Quarterly Report for the quarter ended August 1, 1992 and the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

*3.2     Bylaws, as amended to date.

10.1 Amended and Restated Supplemental Executive Retirement Plan effective December 1, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment No. 1 for the year ended January 30, 1993 and incorporated hereby by reference).

10.2 Employment Agreement with Mr. Callahan dated November 2, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.3 Severance Compensation Agreement with Mr. VandenBerg dated May 7, 1991 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended February 1, 1992 and incorporated herein by reference).


10.4 Severance Compensation Agreement with Mr. Toloff dated May 20, 1992 (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended May 2, 1992 and incorporated herein by reference).

10.5 The Economic Development Corporation of the City of Detroit Lease Purchase Agreement dated December 1, 1979, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 31, 1981 and the Company's Form 10-K Annual Report for the year ended January 29, 1994 and incorporated herein by reference).

10.6 Loan Agreement between The Economic Development Corporation of the City of Southfield and the Company dated January 15, 1985 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 29, 1985 and incorporated herein by reference).

*10.7 Profit Sharing Plan dated February 1, 1984, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference, except for Amendment No. 1 effective July 1, 1995 filed herewith).

*10.8 Crowley, Milner and Company 1992 Incentive Stock Plan effective as of March 25, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference, except for Amendment No. 1 effective March 22, 1995 filed herewith).

*10.9 Crowley, Milner and Company 1995 Non-Employee Director Stock Option Plan effective as of March 22, 1995.

10.10 Loan and Security Agreement, dated November 4, 1994, between Congress Financial Corporation (Central) and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 31, 1994 and incorporated herein by reference).

10.11 Restricted Stock Agreement, dated August 24, 1994, as amended to date between Dennis P. Callahan and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and the Company's Form 10-K Annual Report for the year ended January 28, 1995 and incorporated herein by reference).

*10.12 Agreement and Plan of Reorganization, dated November 17, 1995, between the Shareholders of Steinbach Stores Inc., and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 28, 1995 and incorporated herein by reference, except for Amendment No. 1 thereto dated December 29, 1995 filed herewith).

*10.13 Interim Operating Agreement, dated December 29, 1995, between Steinbach Stores, Inc., the Shareholders of Steinbach Stores, Inc. and the Company.

*11      Computation of Per Share Earnings.

*23      Consent of Ernst & Young LLP.

*27      Financial Data Schedule (EDGAR filing only).
- ---------------
*  Filed herewith

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this report.

                   REPORT OF INDEPENDENT AUDITORS


Board of Directors
Crowley, Milner and Company


We have audited the balance sheets of Crowley, Milner and Company as of February 3, 1996 and January 28, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crowley, Milner and Company at February 3, 1996 and January 28, 1995 and the results of its operations and its cash flows for each of the three years in the period ended February 3, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, presents fairly in all material respects the information set forth therein.

                               /S/ ERNST & YOUNG LLP

Detroit, Michigan,
April 5, 1996

                          CROWLEY, MILNER AND COMPANY
                                BALANCE SHEETS

ASSETS                                          February 3       January 28
Current Assets:                                    1996             1995
  Cash and cash equivalents                     ----------       ----------
    (cash equivalents of $241,047 for
    1995 and $213,678 for 1994)..............    $ 540,613        $  38,724
  Accounts receivable, less
    allowances ($61,558 for 1995 and
    $63,887 for 1994)--Note B................    2,014,918        1,042,660
  Inventories--at the lower of first-in,
    first-out cost or market ................   21,250,958       21,824,142
  Reduction to LIFO cost ....................   (4,614,420)      (3,830,672)
                                               -----------       ----------
  Inventories at the lower of last-in,
    first-out cost or market.................   16,636,538       17,993,470
  Deferred property taxes ...................    1,497,678        1,536,886
  Other current accounts ....................    1,070,276          793,561
                                                ----------       ----------
       TOTAL CURRENT ASSETS .................   21,760,023       21,405,301
Other Assets:
  Deposits under EDC financing arrange-
    ments-Note D                                   634,308          634,308
  Miscellaneous .............................    2,551,698        2,635,966
                                                ----------       ----------
                                                 3,186,006        3,270,274
Properties--Notes D and E:
  Land ......................................      315,000          315,000
  Buildings .................................   10,206,055       10,226,181
  Leasehold improvements ....................    6,008,455        6,414,925
  Furniture, fixtures and equipment .........    7,065,000        7,918,847
                                                ----------       ----------
                                                23,594,510       24,874,953
  Less allowances for depreciation and
    amortization ............................   13,835,918       14,302,929
                                                ----------       ----------
                                                 9,758,592       10,572,024
                                                ----------       ----------
      TOTAL ASSETS ..........................  $34,704,621      $35,247,599
                                                ==========       ==========

                           BALANCE SHEETS (Cont'd.)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .............................  $5,279,188    $ 5,813,423
  Notes payable short term .....................   8,499,392      3,906,517
  Compensation and amounts withheld therefrom ..     597,556        717,015
  Property taxes ...............................   1,391,173      1,714,649
  Income taxes .................................      34,495         37,043
  Other taxes ..................................     406,025        398,404
  Current maturities of long-term debt..........     525,000        485,000
  Current maturities of capital
    lease obligations ..........................     185,402        190,509
                                                   ---------     ----------
      TOTAL CURRENT LIABILITIES ................  16,918,231     13,262,560
Long-Term Liabilities:
  Long-term debt--Note D........................   5,325,000      5,850,000
  Capital lease obligations--Note E ............   3,750,868      3,916,137
  Other ........................................   1,757,278      1,634,647
                                                  ----------     ----------
                                                  10,833,146     11,400,784
Shareholders' Equity--Note D:
  Common stock (authorized 4,000,000 shares,
     outstanding 966,069 shares for 1995,
     outstanding 1,048,300 shares for 1994)....      966,069      1 048,300
  Other capital ...............................    1,178,621      2,211,450
  Retained earnings ...........................    4,808,554      7,324,505
                                                  ----------     ----------
                                                   6,953,244     10,584,255
                                                  ----------     ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $34,704,621   $ 35,247,599
                                                  ==========     ==========

See notes to financial statements

                          CROWLEY, MILNER AND COMPANY
                           STATEMENTS OF OPERATIONS

                                                Fiscal Year Ended
                                       February 3   January 28    January 29
                                         1996          1995          1994
                                      -----------  -----------   -----------
REVENUES
  Net sales--owned departments ..... $ 93,771,396 $ 97,074,194  $ 94,192,329
  Net sales--leased departments ....   12,091,107   12,852,490    12,742,270
                                     ------------ ------------  ------------
     Total net sales ...............  105,862,503  109,929,684   106,934,599
  Investment income ................       96,696       68,726        63,439
  Other income .....................      228,075      209,331       370,257
                                      -----------  -----------   -----------
                                      106,187,274  110,204,741   107,368,295
COSTS AND EXPENSES:
  Cost of merchandise and services
    sold  ..........................   72,323,820   73,774,075    70,936,606
  Operating expenses ...............   33,446,093   33,784,441    34,388,520
  Interest .........................    1,804,572    1,615,248     1,365,692
  Operating loss and costs related
    to integration of Steinbach
    Stores Inc.--Note B.............      957,276        --            --
  Other ............................        --           --          163,760
                                     ------------ ------------  ------------
                                      108,531,761  109,173,764   106,854,578
                                     ------------ ------------  ------------

     Earnings (Loss) Before Income
        Taxes ......................   (2,344,487)   1,030,977       513,717

Federal income taxes - Note F ......         --           --           --
                                      -----------  -----------   -----------
     Net Earnings (Loss) ...........  $(2,344,487) $ 1,030,977   $   513,717
                                      ===========  ===========   ===========


PER SHARE DATA:

Net earnings (loss) ................      $(2.38)       $0.84        $ 0.45
                                          ======        =====        ======
Average number of common and common
    equivalent shares outstanding
   for earnings per share ..........      985,808    1,220,903     1,148,058
                                          =======    =========     =========
See notes to financial statements

                          CROWLEY, MILNER AND COMPANY
                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                 Common Stock          Other      Retained
                              Shares      Amount      Capital     Earnings
                              -------     ------      -------     --------
Balance January 30, 1993 ....  509,067  $ 509,067   $2,240,558   $6,277,257
 Pension plan charge ........    --         --          --        (109,743)
 Net earnings................    --         --          --         513,717
                              --------    -------    ---------    ---------
Balance January 29, 1994 ....  509,067    509,067    2,240,558   6,681,231
 Issuance of common stock
   pursuant to exercise of
   incentive stock options
   and restricted stock
   award.....................   30,083     30,083      (29,108)
Pension plan credit..........                                      121,447
Issuance of common stock
  pursuant of stock split....  509,150    509,150                 (509,150)

 Net earnings ...............    --         --          --       1,030,977
                               -------   --------    ---------   ---------

Balance January 28, 1995 ....1,048,300  1,048,300    2,211,450   7,324,505
 Sale of common stock .......   14,705     14,705       39,262
 Purchase of common stock and
  options....................  (96,936)   (96,936)  (1,131,276)
 Restricted stock awards.....                           59,185
 Pension Plan charge.........    --         --          --       (171,464)
 Net loss....................    --         --          --     (2,344,487)
                             ---------   ---------   ---------  ---------
 Balance February 3, 1996 ...  966,069  $ 966,069   $1,178,621 $4,808,554
                             =========   =========   =========  =========

See notes to financial statements

                             CROWLEY, MILNER AND COMPANY
                              STATEMENTS OF CASH FLOWS


                                                Fiscal Year Ended
                                     February 3     January 28    January 29
                                        1996           1995          1994
                                     ----------     ----------    ----------

OPERATING ACTIVITIES:
  Net earnings (loss) ............  $(2,344,487)  $  1,030,977  $   513,717
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by (used in) operating
   activities:
     Depreciation and amortization.   1,317,119      1,670,615    2,127,882
     Amortization of restricted
      stock award..................      59,185
     Loss on sale of equipment ....        --            --         150,872
     Restructuring charge .........        --            --      (1,300,000)
     Changes in operating assets
      and liabilities:
       (Increase) decrease in net
        accounts receivable .......    (972,258)     1,074,665     (980,353)
       (Increase) decrease in
         inventories...............   1,356,932     (1,095,394)  (4,251,984)
       (Increase) decrease in prepaid
        expense and other assets ..    (153,239)       184,893     (667,722)
       Increase (decrease) in accounts
        payable ...................    (534,235)    (1,424,252)         386
       Increase (decrease) in accrued
        compensation and other
        liabilities ...............    (486,695)       212,772     (525,820)
NET CASH PROVIDED BY (USED IN)        ----------    ----------    ---------
   OPERATING ACTIVITIES ...........  (1,757,678)     1,654,276   (4,933,022)

INVESTMENT ACTIVITIES
  Purchase of properties ..........    (503,687)      (527,385)     (56,532)
                                       ---------     ---------    ---------
NET CASH USED IN INVESTMENT ACTIVITIES (503,687)      (527,385)     (56,532)

FINANCING ACTIVITIES
  Proceeds from revolving line of
    credit......................... 123,062,956    120,053,977   87,455,862
  Principal payments on revolving
   line of credit .................(118,470,081)  (120,921,076) (82,682,246)
  Principal payments on long-term
    debt ..........................    (485,000)      (450,000)  (1,210,000)
  Principal payments on capital
   lease obligations ..............    (170,376)      (346,585)    (314,173)
  Purchase of common stock and
   stock options...................  (1,228,212)         --            --
  Proceeds from sale of common
   stock...........................      53,967          --            --
NET CASH PROVIDED BY (USED IN)       -----------     ----------   ---------
   FINANCING ACTIVITIES ...........   2,763,254     (1,663,684)   3,249,443
INCREASE (DECREASE) IN CASH AND      -----------     ----------   ---------
   CASH EQUIVALENTS ...............     501,889       (536,793)  (1,740,111)
   Cash and cash equivalents at
    beginning of year .............      38,724        575,517    2,315,628
CASH AND CASH EQUIVALENTS AT END      ----------      ---------    --------
   OF YEAR ........................     540,613         38,724      575,517
                                        ========       ========   =========
See notes to financial statements

                          CROWLEY, MILNER AND COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                               February 3, 1996



NOTE A:     INDUSTRY DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Industry Description: The Company is engaged in the operation of ten retail department stores in the Detroit-metropolitan and suburban Flint, Michigan areas. In addition to its own merchandise, it offers certain goods and services through leased departments. The Company reports on a 52/53 week fiscal year with the fiscal year ending on the Saturday closest to January
31. Fiscal years 1995, 1994 and 1993 ended on February 3, 1996, January 28, 1995 and January 29, 1994, respectively. Fiscal year 1995 was a 53 week year and 1994 and 1993 had 52 weeks.

Inventories: Merchandise in stores is priced at last-in, first-out (LIFO) cost determined by the retail inventory method, and the first-in first-out
(FIFO) method is used to determine the cost of in-transit merchandise and other inventories, which represent approximately 3% and 4% of total inventories at February 3, 1996 and January 28, 1995, respectively.

Properties, Depreciation and Amortization: Properties, including amounts recorded under capital lease obligations, are stated on the basis of cost. When assets become fully depreciated their cost and related accumulated depreciation and amortization are removed from the property accounts. Depreciation is computed by the straight-line method for financial reporting purposes and by accelerated cost recovery methods, except for buildings and assets purchased with tax exempt bond proceeds, for income tax purposes.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                      F-7
NOTE B:     Steinbach Stores Acquisition

On November 17, 1995, the Company entered into an Agreement and Plan of Reorganization, that was subsequently amended on December 29, 1995 (the "Acquisition Agreement"), with the shareholders of Steinbach Stores, Inc. ("Steinbach"), an Ohio Corporation, to acquire fifteen department stores in five eastern states. Steinbach operated twenty-four department stores in the states of Connecticut, New Hampshire, New Jersey, New York, and Vermont. The nine stores not acquired by the Company along with Steinbach's executive offices in White Plains, New York, its central accounting offices in Bridgeport, Connecticut, and its distribution center in Eatontown, New Jersey will be disposed of by Steinbach prior to the closing of the acquisition. The costs to dispose of the above properties, and the related employee termination costs, will be borne by the Steinbach shareholders. Pursuant to the Acquisition Agreement the Company will acquire from the Steinbach shareholders (affiliates of Schottenstein Stores Corporation) all of the issued and outstanding shares of common stock of Steinbach in exchange for 514,800 shares of common stock of the Company, which represents approximately 35.0% of the issued and outstanding shares of common stock of the Company. Steinbach will then become a wholly owned subsidiary of the Company. The acquisition will be accounted for as a purchase for financial reporting purposes. Under purchase accounting, the Company will allocate the total cost of acquiring the Steinbach Common Stock to the assets and liabilities of Steinbach.

Additionally, the Company entered into a separate Interim Operating Agreement with the shareholders of Steinbach, whereas, during the period of December 31, 1995 through the closing date of the acquisition, the fifteen acquired Steinbach stores will be operated under the management and supervision of the Company with all revenues, as well as, all costs and expenses relating to the stores becoming the responsibility of the Company. The Company bears the risk of any operating losses and will realize the benefits of any operating profits for this interim period.

During the month of January 1996, the states in which Steinbach operates experienced extreme and prolonged winter weather which severely impacted their customer's ability to shop. The weather materially impacted sales and profits at the stores. In addition, the Company found it necessary to engage in extensive promotional efforts in order to eliminate inventory that it believes to be not in keeping with the merchandising and marketing strategy it plans to implement in these stores to be acquired.

As such the Company experienced a loss of $727,000 on the operation of Steinbach during January 1996. Included in the loss is an additional $700,000 reserve for price reductions that need to be taken to clear the existing inventory the Company assumed when it began operating the Steinbach stores on December 31, 1995. Also in January, the Company recorded an additional charge of $230,000 related to the integration of Steinbach into the Company's organization. The charge consisted of travel, moving, and other personnel related costs incurred in establishing the organization both on the east coast and in Detroit to accommodate the Steinbach acquisition.

As a result of the Steinbach acquisition, the Company's liquidity needs will change. The Company's current $12 million short-term line of credit will not be adequate to fund the working capital and capital expenditures needs of both organizations. The Company is currently negotiating with its current lender, and others, to expand its credit facility to $24 million. The Company believes that a $24 million credit facility will meet all of the current funding needs of both organizations. The Company expects to have the expanded credit facility in place by the closing date of the acquisition.

NOTE C:     FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles currently requires disclosure of estimated fair value of financial instruments. The Company has outstanding long term debt related to its Executive Offices, Central Distribution Center and Tel-Twelve Mall store location (See Note D for a full description of the debt). It was not practicable to estimate the fair value of the Company's debt because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs. The $5.3 million carrying amount at February 3, 1996 represents the total amount outstanding as of that date.

NOTE D:     FINANCING ARRANGEMENTS

On November 4, 1994 the Company and Congress Financial Corporation (Central) entered into a Loan and Security Agreement, replacing the Credit and Security Agreement, dated May 20, 1993 between the Company and Schottenstein Stores Corporation ("Schottenstein"). The Agreement provides for a three-year line of credit, secured by substantially all of the assets of the Company, of up to $12,000,000 (based on certain lending formulas) and, included within such line of credit, a facility for letters of credit of up to $2 million, with the interest rate at 1.0% above prime rate or, at the Company's option (and subject to certain terms and conditions), at 3.5% above the adjusted London Interbank Offered Rate ("LIBOR"). Interest on the line is payable monthly. The Agreement also provides for a 1.0% commitment fee, payable in annual installments over the three-year term, an unused line fee of 0.25% payable monthly, and a monthly monitoring fee of $1,500. Borrowings are generally limited to 30% of the retail value of eligible inventory as defined in the Agreement. The weighted average interest rates for outstandings as of February 3, 1996, January 28, 1995, and January 29,
1994 were   9.50 %, 9.50%, and 7.50% respectively.   The weighted average
interest rates during the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994 were 9.83%, 9.41%, and 7.77% respectively. In addition, the Agreement prohibits the payment of dividends. The termination of the Schottenstein Loan Agreement, in the fourth quarter of fiscal 1994, resulted in a $60,000 charge for the write-off of the unamortized portion of the loan origination fee paid to Schottenstein. Refer to Note B of the Notes to the Financial Statements for a discussion of negotiations to expand the Company's credit facility to accommodate the acquisition of Steinbach.

Long-term debt consists of the following:

                                  FEBRUARY 3       JANUARY 28
                                     1996             1995
                                  ----------       ----------
EDC Financing
   City of Detroit.............  $ 3,715,000      $ 3,980,000
   City of Southfield..........    2,135,000        2,355,000
                                 -----------      -----------
                                   5,850,000        6,335,000
LESS: Current Maturities.......      525,000          485,000
                                 -----------      -----------
                                 $ 5,325,000      $ 5,850,000
                                 ===========      ===========

The Company's executive offices and central distribution center (the "CDC") are capitalized under a lease-purchase obligation represented by City of Detroit Economic Development Corporation bonds.

The CDC obligation is comprised of $3,715,000 in term bonds which are required to be redeemed through annual sinking fund payments ranging from $285,000 in 1996 to $565,000 at the December 1, 2004 maturity date. The Company may redeem the bonds prior to maturity at par. Interest on the bonds is payable semi-annually at the current weighted average annual rate of 9.00%. The Company has given a guaranty regarding the prompt payment of principal and interest. The CDC mortgage and trust agreement provides for a security interest in the real estate, and fixtures and equipment, with a carrying amount of $2,739,000 at February 3, 1996. The Agreement also provides for the Company to maintain a minimum net worth of $5,000,000.

The Tel-Twelve Mall store was financed through City of Southfield Economic Development Corporation bonds. The underlying obligations are comprised of $2,135,000 in term bonds to be redeemed through annual sinking fund payments ranging from $240,000 in 1996 to $380,000 at maturity on January 15, 2003. The Company may redeem the bonds prior to maturity at a reducing premium (currently 1 1/2%). Interest on the bonds is payable semi-annually at the current weighted average annual rate of 9.62%.

The various financing agreements provide for real estate mortgages and other security interests as collateral. Payments of long-term debt in the four fiscal years subsequent to February 3, 1996 amount to $575,000 in 1997, $620,000 in 1998, $670,000 in 1999, and $730,000 in 2000.

At February 3, 1996, the Company had an outstanding irrevocable letter of credit of $250,000 for the purchase of insurance.

Interest paid aggregated $1,805,000, $1,615,000, and $1,366,000 for the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994, respectively.

NOTE E:     LEASE OBLIGATIONS

The Company occupies retail stores under various capital and operating lease agreements which contain varying renewal options for terms ranging to 2035, with no significant change in minimum annual payments.

At February 3, 1996, the aggregate minimum annual commitments for all noncancelable leases are as follows:

FOR FISCAL                            CAPITAL            OPERATING
YEARS ENDING IN                        LEASES              LEASES
- ---------------                       -------            ---------
1996..............................  $ 524,645          $ 2,309,746
1997..............................    524,645            1,909,746
1998..............................    537,310            1,638,936
1999..............................    537,310            1,368,126
2000..............................    537,310              855,592
Thereafter........................  4,744,620            2,073,228
                                    ---------           ----------
TOTAL MINIMUM LEASE PAYMENTS......  7,405,840         $ 10,155,374
AMOUNTS REPRESENTING INTEREST.....  3,469,570           ==========
                                    ---------
PRESENT VALUE OF NET MINIMUM
LEASE PAYMENTS.................... $3,936,270
                                   ==========

Capital leases for stores and equipment included in buildings, and furniture, fixtures and equipment amounted to $5,560,390 at February 3, 1996 and January 28, 1995 and accumulated amortization amounted to $2,995,941 and $2,801,985 respectively. Amortization of capital leases is included with depreciation and amortization expense.

Required rental payments on stores are based on sales with certain minimum annual payments. Rental expense amounted to:

                                               FISCAL YEAR ENDED
                                --------------------------------------------
                                FEBRUARY 3       JANUARY 28       JANUARY 29
                                  1996             1995             1994
                                ----------       ----------       ----------
MINIMUM RENTALS FOR STORE
  OPERATING LEASES............ $ 2,288,914      $ 2,251,413      $ 2,299,958
CONTINGENT RENTALS:
         CAPITAL LEASES.......       1,240            8,099            -
         OPERATING LEASES.....     642,022          655,119          601,475
OTHER RENTALS.................     215,016          434,939          411,978
                                ----------       ----------       ----------
                               $ 3,147,192      $ 3,359,570      $ 3,313,411
                                ==========       ==========       ==========

A store lease provides for a security interest in fixtures and equipment having a carrying amount of $74,000 at February 3, 1996.

NOTE F:  FEDERAL INCOME TAXES

A reconciliation of the total income taxes and the amount computed by applying the statutory federal income tax rate of 34 percent to earnings or loss before income taxes is as follows:

                                          FISCAL YEAR ENDED
                          ---------------------------------------------
                           FEBRUARY 3       JANUARY 28       JANUARY 29
                              1996             1995             1994
                           -----------      -----------      -----------
COMPUTED AMOUNTS          $  (797,000)     $   351,000      $   175,000
IMPACT OF NET OPERATING
  LOSS CARRYFORWARD           797,000         (351,000)        (175,000)
                          -----------       -----------      -----------
                          $    -           $      -        $     -
                          ===========       ===========      ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of February 3, 1996 and January 28, 1995 and are as follows:


                                              FISCAL YEAR ENDED
                                         ---------------------------
                                         FEBRUARY 3     JANUARY 28
                                            1996           1995
                                        -----------     ----------
      Deferred tax liability:
        Tax over book depreciation....  $ (876,000)   $(1,089,000)
        Deferred tax assets:
          Employee benefits...........     480,000        503,000
          Inventory costs.............     (70,000)        39,000
          Other.......................       1,000          7,000
          Net operating loss carry-
            forward...................   2,437,000      1,957,000
                                         ---------      ---------
          Total deferred tax assets...   2,811,000      2,506,000
                                         ---------      ---------
        Net deferred tax assets.......   1,972,000      1,417,000
        Valuation allowance for net
          deferred tax assets.........  (1,972,000)    (1,417,000)
                                        -----------    -----------
                 Net deferred taxes     $     -             -
                                        ===========    ===========


Income taxes paid amount to $2,548 for 1995 and no taxes paid for 1994 and 1993.

The Company's net operating loss carryforward of approximately $7,168,000 for federal tax purposes expires as follows:

                    2006.................. $  698,000
                    2007..................  1,863,000
                    2008..................  1,537,000
                    2009..................  1,100,000
                    2011..................  1,970,000

NOTE G:     RETIREMENT PLANS

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

The unfunded status for this plan was as follows:

                                                        FISCAL YEAR ENDED
                                                  --------------------------
                                                   FEBRUARY 3     JANUARY 28
                                                     1996           1995
                                                   ----------     ----------
PROJECTED BENEFIT OBLIGATION....................  $ 1,711,620   $ 1,622,151
UNRECOGNIZED NET LOSS ON ASSETS.................     (415,881)     (244,417)
UNRECOGNIZED NET OBLIGATION
  AT FEBRUARY 1, 1987...........................     (159,520)     (186,107)
UNRECOGNIZED PRIOR SERVICE COST.................     (258,669)     (283,828)
                                                    ----------    ----------
ACCRUED LIABILITY...............................  $   877,550    $  907,799

MINIMUM LIABILITY ADJUSTMENTS:
 PLAN AMENDMENT.................................      465,898       256,120
 CHANGE IN DISCOUNT RATE........................      (50,017)      (11,704)
                                                    ---------     ----------
NET RECORDED LIABILITY..........................  $ 1,293,431   $ 1,152,215
                                                   ==========    ==========

The cost of the retirement plans, including the SERP plan expense of $186,000, $189,000, and $192,000, for the fiscal years ended in 1996, 1995, and 1994, respectively, consisted of the following components:

                                                FISCAL YEAR ENDED
                               --------------------------------------------
                               FEBRUARY 3       JANUARY 28       JANUARY 29
                                  1996             1995              1994
                               ----------       ----------       ----------
SERVICE COST:
 INTEREST COST ON PROJECTED
 BENEFIT OBLIGATION...........  128,918          124,672          135,506
NET AMORTIZATION AND DEFERRAL:
  AMORTIZATION OF INITIAL
  UNRECOGNIZED TRANSITION
  OBLIGATION..................   26,587           26,587           26,587
  AMORTIZATION OF NET LOSS....    5,336           12,582            4,748
  AMORTIZATION OF PRIOR SERVICE
   COST.......................   25,159           25,159           25,159
  DEFINED CONTRIBUTION PLAN...  105,000          109,000          123,000
                              ---------        ---------          ---------
NET PERIODIC RETIREMENT COST..$ 291,000        $ 298,000        $ 315,000
                              =========        =========          =========

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7% and 0% at February 3, 1996, 8 1/2% and 0% at January 28, 1995 7 1/4% and 0% at January 29, 1994.


NOTE H:     STOCK OPTIONS AND RESTRICTED STOCK PLAN

The Company has a 1992 Incentive Stock Plan for its eligible officers and employees under which the Company may grant stock options (consisting of incentive stock options (ISOs) and non-qualified stock options (NQSOs) and may make awards of restricted stock for up to 200,000 shares of common stock. Options may be exercised for such prices and at such times as the Compensation Committee of the Board determines, provided the ISOs may not be exercised at a price less than the fair market value at the date of grant. Options become exercisable on a cumulative basis in equal installments at a rate of 33-1/3 % per year, commencing one year after grant. On February 3, 1996 ISOs for 96,000 shares were outstanding, and 20,000 shares had been issued as an award of restricted stock. The ISOs carried exercise prices ranging from $4.125 to $10.375 per share (weighted average of $6.95 per share), of which ISOs to acquire 36,000 shares were exercisable, and 84,000 shares were available for future grants or awards under the plan.

Shares of restricted stock awarded under the Plan generally may not be sold or otherwise transferred until the termination of applicable restriction periods established by the Committee. The shares also vest at a rate of 33-1/3% per year subject to certain performance objectives being satisfied.

                                              FEBRUARY 3         JANUARY
Incentive Stock Plan                             1996              1995
                                              ----------       ----------
Outstanding at beginning of fiscal year         56,000           26,166
Granted                                         40,000           30,000
Exercised                                          -                166
Cancelled or expired                               -                 -
                                                ------           ------
Outstanding at end of fiscal year               96,000           56,000
                                                ======           ======

In 1995 the Company also established the 1995 Non-Employee Director Stock Option Plan for its Directors under which the Company may grant non-qualified stock options up to 100,000 shares of common stock. Under the plan, on the business day immediately prior to each Annual Meeting of Shareholders, eligible Directors then serving on the Board shall be granted an option to purchase 2,000 shares of the Company's common stock at the fair market value of the common stock on the grant date. The grant shall be automatic and non-discretionary. Each option granted becomes exercisable in full three months following the date of grant. On February 3, 1996 options for 20,000 shares were outstanding, with an exercise price of $4.25, all of which were exercisable. Options for 80,000 shares were available for future grants under the plan.

As part of the consideration for its 1993 $8,000,000 revolving loan agreement with Schottenstein, the Company granted Schottenstein an irrevocable option to purchase up to 198,000 shares of the Company's common stock at a purchase price of $.50 per share. The option could have been exercised in whole or in part at any time until its expiration on May 18, 1997. On June 15, 1995 Schottenstein cancelled and surrendered its option to purchase the 198,000 shares of the Company's common stock in exchange for an aggregate purchase price of $4.00 per share ($4.50 less the exercise price under the option of $0.50 per share) or $792,000. As such the Option Agreement was terminated by Schottenstein and the Company.

Additionally the Company purchased from Schottenstein Professional Asset Management Corporation the 96,936 shares of the Company's common stock it held for $4.50 per share, or an aggregate purchase price of $436,212. The Company funded the aggregate payments of $1,228,212 for both transactions under its short term line of credit.


                               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                   -------------------------
                                                          Charged
                                  Balance at  Charged to  to Other
                                  Beginning   Costs and   Accounts  Deductions    Balance at
Description                       of Period   Expenses       (A)       (B)       End of Period
- --------------                    ----------  ---------   --------  ----------   -------------
VALUATION RESERVES

Year ended February 3, 1996
Allowance for:
  Doubtful accounts receivable... $ 63,887    $ 24,140    $(26,349) $    (120)   $ 61,558
  Purchase discounts in
    inventories..................  556,000     (19,980)       --          --      536,020

Year ended January 28, 1995

Allowance for:
  Doubtful accounts receivable...  216,000      44,545      10,441   (207,308)     63,887
  Purchase discounts in
    inventories..................  494,845     61,155        --         --        556,000

Year ended January 29, 1994

Allowance for:
  Doubtful accounts receivable... 171,000     216,542       47,164   (218,497)    216,209
  Purchase discounts in
    inventories.................. 452,000      42,845         --        --        494,845
- ------------
(A)      Recoveries on accounts charged off
(B)      Accounts charged off

                                  SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 1996.

                    CROWLEY, MILNER AND COMPANY (Registrant)

                    By: /S/ DENNIS P. CALLAHAN
                        Dennis P. Callahan, President and Chief Executive Officer (principal executive officer)

                    By: /S/ MARK A. VANDENBERG
                        Mark A. VandenBerg, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 24, 1996.

       Signature               Capacity
       ---------               --------
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

/S/ JOSEPH C. KEYS             Director
Joseph C. Keys

/S/ RICHARD S. KEYS            Director
Richard S. Keys

/S/ JULIUS L. PALLONE          Director
Julius L. Pallone

/S/ PAUL R. RENTENBACH         Director
Paul R. Rentenbach

                               Director
James L. Schaye, Jr.

/S/ JEROME L. SCHOSTAK         Director
Jerome L. Schostak

/S/ ANDREW J. SOFFEL           Director
Andrew J. Soffel

Exhibit
No.      Description
- -------  -----------
3.1 Restated Articles of Incorporation, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 30, 1988 and the Company's Form 10-Q Quarterly Report for the quarter ended August 1, 1992 and the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and incorporated herein by reference).

*3.2     Bylaws, as amended to date.

10.1 Amended and Restated Supplemental Executive Retirement Plan effective December 1, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment No. 1 for the year ended January 30, 1993 and incorporated hereby by reference).

10.2 Employment Agreement with Mr. Callahan dated November 2, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference).

10.3 Severance Compensation Agreement with Mr. VandenBerg dated May 7, 1991 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended February 1, 1992 and incorporated herein by reference).

10.4 Severance Compensation Agreement with Mr. Toloff dated May 20, 1992 (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended May 2, 1992 and incorporated herein by reference).

10.5 The Economic Development Corporation of the City of Detroit Lease Purchase Agreement dated December 1, 1979, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 31, 1981 and the Company's Form 10-K Annual Report for the year ended January 29, 1994 and incorporated herein by reference).

10.6 Loan Agreement between The Economic Development Corporation of the City of Southfield and the Company dated January 15, 1985 (previously filed as an exhibit to the Company's Form 10-K Annual Report for the year ended January 29, 1985 and incorporated herein by reference).

*10.7 Profit Sharing Plan dated February 1, 1984, as amended to date (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference, except for Amendment No. 1 effective July 1, 1995 filed herewith).

*10.8 Crowley, Milner and Company 1992 Incentive Stock Plan effective as of March 25, 1992 (previously filed as an exhibit to the Company's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993 and incorporated herein by reference, except for Amendment No. 1 effective March 22, 1995 filed herewith).

*10.9 Crowley, Milner and Company 1995 Non-Employee Director Stock Option Plan effective as of March 22, 1995.

10.10 Loan and Security Agreement, dated November 4, 1994, between Congress Financial Corporation (Central) and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 31, 1994 and incorporated herein by reference).

10.11 Restricted Stock Agreement, dated August 24, 1994, as amended to date between Dennis P. Callahan and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 29, 1994 and the Company's Form 10-K Annual Report for the year ended January 28, 1995 and incorporated herein by reference).

*10.12 Agreement and Plan of Reorganization, dated November 17, 1995, between the Shareholders of Steinbach Stores Inc., and the Company (previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the quarter ended October 28, 1995 and incorporated herein by reference, except for Amendment No. 1 thereto dated December 29, 1995, filed herewith).

*10.13 Interim Operating Agreement, dated December 29, 1995, between Steinbach Stores, Inc., the Shareholders of Steinbach Stores, Inc. and the Company.

*11      Computation of Per Share Earnings.

*23      Consent of Ernst & Young LLP.

*27      Financial Data Schedule (EDGAR filing only).
- ---------------
*  Filed herewith