Form 10-K405/A
period 1996-02-03
CROWLEY MILNER & CO
filed 1996-06-11
CIK 25871

                                    10-K405
                    Amendment No. 1 to Form 10-K/A Report

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 To
                                   Form 10-K/A

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 3, 1996
                                       or
         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to __________

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



THIS AMENDMENT NO. 1 CONTAINS PART III OF THIS REPORT NOT PREVIOUSLY INCLUDED IN THE INITIAL FILING.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.

     Directors.

     The following table sets forth the name, age, principal occupation for the past five years, other directorships with publicly owned companies and with public institutions, term of service as a director of the Company, and beneficial shareholdings with respect to the four individuals who will be nominated for election and the seven directors who were previously elected or appointed and who will continue for the terms indicated, as provided to the Company by each such person.

                                                                                     SHARES BENEFICIALLY
                                                                                         OWNED AS OF
                                                                          HAS          MAY 22, 1996(1)
                                                                         SERVED    ------------------------
   NOMINEES FOR ELECTION                                                  AS A                     PERCENT
   AS DIRECTOR UNTIL THE            PRINCIPAL OCCUPATION                DIRECTOR                      OF
    1999 ANNUAL MEETING           AND OTHER DIRECTORSHIPS         AGE    SINCE     NUMBER          CLASS(2)
- ---------------------------  ----------------------------------   ---   --------   -------         --------
Joseph C. Keys.............  Buyer for the Company.............   55      1983     132,113(1)(3)      13.8%
Richard S. Keys............  Buyer for the Company.............   57      1981     132,353(1)(3)      13.8%
Paul R. Rentenbach.........  Member in the firm of Dykema
                                Gossett PLLC, Detroit,
                                Michigan (attorneys)...........   50      1991       3,000(3)         *
James L. Schaye, Jr........  Vice-President, Schottenstein
                                Professional Asset Management
                                Corporation (formerly Jubilee
                                Co., Inc.) since 1990; formerly
                                President, Eleven Group, Inc.
                                (apparel manufacturer) from
                                1988 to 1989...................   47      1993       2,500(1)(3)      *

   DIRECTORS WHOSE TERM
  WILL CONTINUE UNTIL THE
    1998 ANNUAL MEETING
- ---------------------------
Dennis P. Callahan.........  President and Chief Executive
                                Officer of the Company since
                                November 1992; previously
                                employed as Senior Vice
                                President -- Merchandising of
                                Hess's Department Stores,
                                Allentown, Pennsylvania, from
                                May 1990 to November 1992....     52      1992      66,420(1)          6.8%
JoAnn S. Cousino...........  Private investor; former buyer
                                for the Company.................  56      1983     133,526(1)(3)      13.9%
Alfred M. Entenman, Jr.....  Executive Consultant to BEI
                                Associates, Inc.
                                (architectural and
                                engineering services) since
                                January 1988.................     75      1973       3,000(3)         *

                                                                                  SHARES BENEFICIALLY
                                                                                      OWNED AS OF
                                                                       HAS          MAY 22, 1996(1)
                                                                      SERVED    ------------------------
   DIRECTORS WHOSE TERM                                                AS A                     PERCENT
  WILL CONTINUE UNTIL THE          PRINCIPAL OCCUPATION              DIRECTOR                      OF
    1997 ANNUAL MEETING          AND OTHER DIRECTORSHIPS       AGE    SINCE     NUMBER          CLASS(2)
- ---------------------------  --------------------------------  ---   --------   -------         --------
Carroll E. Ebert...........  Retired Chairman, Carson Pirie
                                Scott & Co...................  72      1991       3,500(3)         *
Julius L. Pallone..........  Management consultant since June
                                1993; President and Chief
                                Executive Officer of Royal
                                Financial Services, Inc. from
                                January 1989 to June 1993;
                                Chairman of the Board and
                                President of its wholly-owned
                                subsidiary, Royal Maccabees
                                Life Insurance Co. from 1968
                                to June 1993. Also serves as
                                a trustee of the Woodward
                                Funds........................  65      1988       6,000(3)         *
Jerome L. Schostak.........  Chairman of the Board and Chief
                                Executive Officer of Schostak
                                Brothers & Company, Inc.
                                (real estate-commercial and
                                industrial-sales, leases,
                                development and industrial).
                                Also serves as a director of
                                Charter One Financial,
                                Inc. ........................  62      1995       --              --
Andrew J. Soffel...........  Chairman of the Board of
                                Directors of the Company since
                                March 1991 and consultant to
                                the Company since January 31,
                                1993; President and Chief
                                Executive Officer of the
                                Company from March 1988 to
                                November 1992................  65      1988      14,000(3)          1.5%

- -------------------------
  * Less than 1%.


(1) See "Item 12. Security Ownership of Certain Beneficial Owners and
    Management".

(2) For purposes of computing the applicable percentages of the named persons, shares which can be acquired upon the exercise of any option within the 60-day period beginning May 22, 1996 were added to the shares owned beneficially by such persons and to the total shares outstanding on that date, provided that such shares were not deemed to be outstanding for purposes of computing the percentages of any other person. Does not include shares beneficially owned by the Steinbach Shareholders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management".

(3) Includes options to purchase 2,000 shares of Common Stock granted under the 1995 Director Stock Option Plan which are presently exercisable.

     Except as otherwise described, the individuals named above have been principally engaged in the occupations described above for the past five years.

     Richard and Joseph Keys are brothers and JoAnn S. Cousino is their cousin. None of the above individuals is a party to any contract, arrangement, or understanding with any person with respect to any securities of the Company except for the Shareholder Agreement among Ms. Cousino and Messrs. Joseph Keys and Richard Keys (see "Item 12. Security Ownership of Certain Beneficial Owners and Management") and except for the Acquisition Agreement in which case Mr. Schaye serves as the Vice President of an affiliate of the Steinbach Shareholders (see "Item 12. Security Ownership of Certain Beneficial Owners and Management").

     Executive Officers.

     Set forth below is certain information concerning the Company's present executive officers, including name, age, principal occupation and business experience during the past five years and length of service as an officer of the Company.

         NAME AND AGE                          OFFICE(S) AND LENGTH OF SERVICE
- ------------------------------  -------------------------------------------------------------
Dennis P. Callahan, 52........  President and Chief Executive since November 1992; previously employed as Senior Vice President -- Merchandising of
                                  Hess's Department Stores, Allentown, Pennsylvania, from May
                                  1990 to November 1992, and as President of Bon Ton Stores,
                                  York, Pennsylvania, from July 1985 to January 1989.
Mark A. VandenBerg, 39........  Vice President -- Finance and Chief Financial Officer since
                                  July 1991; Secretary since February 1987; and Treasurer since
                                  February 1986.
Michael G. Toloff, 41.........  Vice President -- Stores (the Company) since March 1995; Vice
                                  President -- Stores and Operations from July 1991 to March
                                  1995; Director of Control from February 1988 to July 1991.
Nancy L. Borchers, 49.........  Vice President -- Stores (Steinbach) since March 1996, although hired by the Company in January 1996; Store Manager,
                                  Steinbach, from June 1995 to December 1995, previously
                                  employed as a real estate salesperson, Johnson & Johnson,
                                  Point Pleasant, New Jersey, from May 1994 to May 1995 and
                                  as Merchandise Manager -- Stores, Royal Doulton, Somerset,
                                  New Jersey, from January 1991 to May 1994.
June A. Ley, 44...............  Vice President -- General Merchandise Manager since March
                                  1995; General Merchandise Manager from April 1994 to March
                                  1995; Divisional Merchandise Manager from June 1993 to
                                  April 1994; previously self-employed as Retail Consultant,
                                  Pittsburg, Pennsylvania, from February 1992 to June 1993,
                                  and as Divisional Merchandise Manager of Streets of
                                  Oklahoma City, Oklahoma City, Oklahoma, from February 1990 to November 1991.
Stephen J. Mechavich, 45......  Vice President -- General Merchandise Manager since March
                                  1996; General Merchandise Manager from April 1994 to March
                                  1996; Divisional Merchandise Manager from August 1991 to
                                  April 1994; and Merchandise Advisor from April 1990 to July
                                  1991.
John E. Godfrey, Jr., 58......  Vice President -- General Merchandise Manager since April
                                  1996; previously employed as Senior Vice President -- General
                                  Merchandise Manager, Bon Ton Stores Corporation, York,
                                  Pennsylvania, from April 1984 to January 1996.
James A. Smith, 40............  Vice President -- Operations since March 1995; Director of
                                  Distribution & Traffic from 1990 to March 1995.
Roger E. Werling, Jr., 39.....  Vice President -- Management Information Systems since March
                                  1996; Director of Management Information Systems from August
                                  1990 to March 1996.
Edward J. Pestovic, 57........  Vice President -- Advertising since March 1996, although hired by the Company in January 1996; previously employed as
                                  Director of Advertising and Sales Promotion, Steinbach,
                                  from September 1981 to January 1996.


     Certain Reporting Requirements.

     Under the federal securities laws, the Company's directors and executive officers and any persons holding more than 10% of the Company's Common Stock (collectively, the "Reporting Persons") are required to file reports with the Securities and Exchange Commission and with the American Stock Exchange relative to their ownership of the Common Stock. Specific due dates for filing these reports have been established and the Company is required to disclose in this Proxy Statement any failure to timely file these reports.

     Based on the written representations of its Reporting Persons and on copies of the reports filed with the Securities and Exchange Commission, the Company believes that all of these requirements were satisfied by the Company's Reporting Persons.

ITEM 11. EXECUTIVE COMPENSATION.

     The following information about the Company's method of compensating its executive officers is intended to both comply with the disclosure rules of the Securities and Exchange Commission ("SEC") and provide shareholders with a better understanding of the Company's objectives, policies and arrangements for executive compensation.

  Summary Compensation Table.

     The following table sets forth, for the fiscal years ended February 3, 1996 ("fiscal year 1995"), January 28, 1995 ("fiscal year 1994") and January 29, 1994 ("fiscal year 1993"), information with respect to the cash and other compensation paid to, or accrued for, the Chief Executive Officer, the only executive officer whose total annual salary and bonuses exceeded $100,000 (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM COMPENSATION
                                                              ---------------------------------
                                                                      AWARDS            PAYOUTS
                                                              -----------------------   -------
                                               ANNUAL         RESTRICTED   SECURITIES
                                            COMPENSATION        STOCK      UNDERLYING    LTIP
   NAME AND PRINCIPAL                    ------------------     AWARDS      OPTIONS     PAYOUTS       ALL OTHER
        POSITION           FISCAL YEAR    SALARY     BONUS       ($)          (#)         ($)      COMPENSATION($)
- -------------------------  -----------   --------   -------   ----------   ----------   -------    ---------------
Dennis P. Callahan(1)....      1995      $292,677   $50,000      --          30,000       --           $ 4,901(2)
  President and Chief          1994       286,273    75,000      (3)         (4)        $50,000(5)       4,901(2)
  Executive Officer            1993       250,042    75,000      --           --          --            24,349(6)

- -------------------------
(1) Mr. Callahan became President and Chief Executive Officer of the Company effective November 2, 1992. Pursuant to the terms of an employment agreement, he is entitled to, among other things, a base salary of $250,000 per year.

(2) Includes $4,200 (or $350 per month) for a car allowance, $501 of premiums paid by the Company on a term life insurance policy maintained for the benefit of Mr. Callahan, and $200 contributed by the Company on Mr. Callahan's behalf to the Company's profit-sharing plan.

(3) The award of restricted stock was made as of August 24, 1994 pursuant to the terms of the 1992 Incentive Stock Plan and the Restrictive Stock Agreement, dated August 24, 1994, between the Company and Mr. Callahan (the "Restricted Stock Agreement"). Such terms contain the following general provisions relative to vesting and transfer restrictions: (i) effective as of the fiscal year ended January 28, 1995 and the fiscal years ending February 3, 1996 and February 1, 1997, as the case may be, one-third of the 30,000 shares in the award shall be automatically forfeited to the Company unless certain performance objectives are satisfied; in the event the performance objectives are satisfied, such one-third portion not so forfeited shall be deemed vested; and (ii) the 30,000 shares in the award (including any vested shares) generally are restricted from transfer for a period of five years from January 30, 1994, except that such transfer restrictions shall lapse at such time, if any, as the Company's Board of Directors shall, in their sole discretion, determine from time to time, and, in certain cases, upon termination of employment. During the five-year restriction period, Callahan retains full voting rights and is entitled to receive all dividends and distributions with respect to the shares in the award. With respect to the fiscal year ended January 28, 1995, the performance objectives were satisfied. However, with respect to the fiscal year ended February 3, 1996, the performance objectives were not satisfied and 10,000 shares were automatically forfeited.

(4) Effective March 19, 1996, the Company and Mr. Callahan agreed to cancel incentive stock options granted on April 13, 1994 to purchase 20,000 shares at a per share purchase price of $10.00.

(5) As of January 28, 1995, 10,000 shares of Common Stock subject to an award of restricted stock vested subject to certain restrictions on transfer. For a description of such award, see note (2) above. The dollar value reflected in the table was calculated by multiplying such 10,000 shares by the closing price of the Common Stock reported on the American Stock Exchange on February 2, 1996 (the last reported trade prior to February 3, 1996), or $5.00 per share. With respect to the payout reported in the table, the performance objective related to the vesting of such 10,000 shares was reduced by the Company and by Mr. Callahan.

(6) Includes $19,000 for moving expenses, $4,200 (or $350 per month) for a car allowance, $1,049 of premiums paid by the Company on a term life insurance policy maintained for the benefit of Mr. Callahan, and $100 contributed by the Company on Mr. Callahan's behalf to the Company's profit-sharing plan, for the fiscal year 1993.

     Unexercised Options and Holdings.

     The following table sets forth information with respect to the Named Executive Officer concerning the exercise of options previously granted under the 1992 Incentive Stock Plan during the fiscal year ended February 3, 1996 and unexercised options held as of that date.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND 1995 FISCAL YEAR-END OPTION VALUES

                                                                                                  VALUE OF
                                                                             NUMBER OF          UNEXERCISED
                                                                            UNEXERCISED         IN-THE-MONEY
                                                                             OPTIONS AT          OPTIONS AT
                                                 SHARES        VALUE      FISCAL YEAR-END     FISCAL YEAR-END
                                              ACQUIRED ON     REALIZED    (#) EXERCISABLE/    ($) EXERCISABLE/
                   NAME                       EXERCISE (#)      ($)        UNEXERCISABLE      UNEXERCISABLE(1)
- -------------------------------------------   ------------    --------    ----------------    ----------------
Dennis P. Callahan.........................         0            $0          16,667/60,000       $0/$26,250

- -------------------------
(1) The estimated value of the unexercised option shares (i.e., the difference between the fair market value of the securities underlying the options and the exercise price of the option at fiscal year-end) was based on the closing price of the Common Stock reported on the American Stock Exchange on February 2, 1996 (the last reported trade date prior to February 3, 1996), or $5.00 per share. The dollar values in this table (and all others contained in this report) are calculated on a pre-tax basis.

     Employment Contracts, Termination of Employment, and Change-in-Control Arrangement.

     Executive officers of the Company (including the Named Executive Officer) are appointed annually by the Board of Directors and, subject to the employment agreement with Mr. Callahan described below, serve at the pleasure of the Board.

     The Company has entered into a written employment agreement with Mr. Callahan employing him as the President and Chief Executive Officer of the Company. This agreement provides for a two year term of employment (initially, from November 1, 1992 to October 31, 1994, subject to certain automatic renewal provisions) unless he is terminated due to permanent disability (as defined in the agreement), he is terminated without cause (as defined in the agreement), he voluntarily terminates his employment or he is terminated for good reason or for cause (as defined in the agreement, including the willful engagement in dishonest or fraudulent actions or omissions). Termination for good reason includes (a) a change in control (generally, (i) the acquisition by a person or group of more than 50% of the fair market value or total voting power of the Company, (ii) the acquisition within a twelve-month period by a person or group of more than one-third in fair market value of the Company's assets, or (iii) the replacement of a majority of the directors within a twelve-month period) followed by a diminution or adverse change in the employee's duties and responsibilities, in the employee's rights or benefits under certain bonus, stock, and other employee benefit plans or by a requirement that the employee relocate his principal place of employment beyond a 100 mile radius of Detroit, Michigan, (b) a material breach of the employment agreement, and (c) the failure by the Company to obtain a satisfactory agreement from any successor to perform the employment agreement. If the employee is terminated without cause or for good reason, the employee would be entitled to receive a single cash payment, within ten business days following the date of termination, equal to the present value of two years' base salary (initially, the base salary is $250,000 per year) and, further, the employee would be entitled to exercise any previously granted outstanding stock options. The agreement restricts employee disclosure of material or secret information and employee competition within a fifteen-mile radius of any of the Company's stores for a period of one year after employment.

     Compensation Committee Interlocks and Insider Participation.

     During the fiscal year ended February 3, 1996, the Compensation Committee consisted of Messrs. Pallone (Chairman), Ebert, Entenman, Richard S. Keys and Schaye. Mr. Keys was employed by the Company as a Buyer during the year ended February 3, 1996.

     Compensation Committee Report on Executive Compensation.

     General. The compensation of the Company's executive officers (including the Named Executive Officer) is determined annually by the Compensation Committee of the Board of Directors. The Compensation Committee consists of five directors, four of whom are not employed by the Company and are not eligible to participate in any of the Company's benefit plans except for the 1995 Director Stock Plan. The Board of Directors, with the guidance and supervision of the Compensation Committee, has developed and implemented compensation policies that seek to provide fair and competitive compensation, encourage the retention of qualified individuals and enhance stockholder value by encouraging executive officers to focus their effort on achieving profitability for the Company. The Company's compensation policies are intended to align the financial interest of the Company's officers (including its executive officers) with those of the shareholders as well as to create an atmosphere which recognizes the individual contribution and/or performance of each executive officer.

     In addition to merit-based promotions, the essential components of the compensation policy for the Company's executive officers are base compensation, short-term cash performance bonus awards and long-term stock incentive awards in the form of stock options and/or restricted stock.

     Base Compensation. The base compensation for the executive officers of the Company, including the Chief Executive Officer, is reviewed in March of each year by the Compensation Committee. Each year, the Compensation Committee reviews with the Chief Executive Officer and approves, with any modifications it deems appropriate, annual salaries for the Company's executive officers (excluding the Chief Executive Officer) for the following year. Annual salaries are developed after a review of several factors, including the overall salary increase for Company personnel, comparative competitive industry data and assessments of the executive's individual performance. The general salary increase for Company employees as a whole is primarily dependent upon the Company's earnings performance, the inflation rate for southeastern Michigan and any reported trends reflecting general increases in compensation among retailers of comparable size. The peer group of retailers used for compensation analysis is not generally the same as the Peer Group Index discussed below in the Stock Performance Graph. The Compensation Committee believes that the Company's most direct competitors for executive talent are not necessarily comprised of all of the companies included in a peer group established for comparing shareholder returns. The Compensation Committee, where appropriate, also considers certain other non-financial measures, such as increases in market share, improvements in service quality, and improvements in relations with customers, suppliers and employees.

     The base compensation of the Chief Executive Officer under his employment agreement is determined by reference to the same factors applicable to the executive officers but such determination is made by the Compensation Committee without the involvement by the Chief Executive Officer. Each year the Committee's determination on base compensation is presented to and approved by the Company's Board of Directors, without participation by any affected employee directors.

     Performance Bonus Awards. For several years, the Company has maintained a program to provide incentives to selected officers and employees who have principal responsibility for profitability and growth in the form of contingent awards payable in cash. This program consists primarily of cash awards under a short-term performance plan and an annual cash bonus plan and is administered by the Compensation Committee, which administration includes the establishment of performance objectives and awards and the selection of participants. The establishment of performance objectives and awards is accomplished by taking into consideration general market and economic considerations and management's financial plan in the form presented to the Board of Directors at the beginning of each fiscal year.

     Under the short-term performance plan, the Compensation Committee establishes annual performance objectives, stated in terms of net profits after taxes, and performance awards based on the satisfaction of such objectives. Awards to participants are made based on the pro rata base compensation of each participant. As has been the case for the past several years, no awards were made under the plan for the fiscal year ended February 3, 1996.

     Under the annual cash bonus plan, ten percent (10%) of pre-tax earnings in excess of an "earnings base" is paid to eligible participants on the basis of their contributions to the Company as determined by the Compensation Committee. For the fiscal year ended February 3, 1996, this earnings base was $529,213 and, as has been the case for the past several years, no awards were made under the plan.

     The Company also has from time to time paid discretionary bonuses to certain officers and key employees of the Company selected by the Compensation Committee, based upon their performance during the prior fiscal year. For the fiscal year ended February 3, 1996, the Compensation Committee approved a discretionary bonus to the Chief Executive Officer of $50,000 and discretionary bonuses to four other officers and key employees totalling $12,000, all of which were made primarily as a result of the contributions to the Company's acquisition of Steinbach.

     Stock Incentive Awards. The Company's incentive program includes the 1992 Incentive Stock Plan, which is intended to retain qualified executive officers and to motivate such officers to improve the operating results of the Company and, thereby, improve the long term stock performance of the Company through the grant of stock options and/or the award of restricted stock. Under this Plan, which is administered by the Compensation Committee, grants of incentive stock options and awards of restricted stock have been made to eligible participants as follows: (i) during the fiscal year ended January 30, 1993, options were granted to acquire 30,000 shares (pursuant to which options to acquire 166 shares have been exercised and certain options have terminated such that 3,834 shares have been returned to the Plan);(ii) no grants or awards were made during the fiscal year ended January 29, 1994; (iii) during the fiscal year ended January 28, 1995, options were granted to acquire 40,000 shares (of which, options to acquire 20,000 shares were granted to the Chief Executive Officer) and a restricted stock award was made to the Chief Executive Officer for 30,000 shares of Common Stock subject to certain performance objectives and vesting requirements; (iv) during the fiscal year ending February 3, 1996, options were granted to acquire 40,000 shares (of which, options to acquire 30,000 shares were made to the Chief Executive Officer); and (v) to date, during the fiscal year ending February 1, 1997, options have been granted to acquire 115,000 shares (of which, options to acquire 100,000 shares were made to the Chief Executive Officer and, in connection therewith, options previously granted to the Chief Executive Officer on April 13, 1994 to acquire 20,000 shares at a per share exercise price of $10.00 were cancelled).

     As is the case with respect to cash compensation, the amount of any grants of stock options and/or awards of restricted stock to the Chief Executive Officer will be established separately by the Compensation Committee without the participation of the Chief Executive Officer. Any such award will be based, among other things, upon factors applicable to executive officer awards as well as information regarding option grants to chief executive officers of retailers of similar size or performance, the Chief Executive Officer's base compensation and his anticipated future contribution to the Company.

     Conclusion. Through the compensation programs described above, a significant portion of the executive compensation is based on individual and corporate performance and on stock performance. In the case of the Chief Executive Officer, approximately fifteen percent (15%) of his executive compensation (excluding long-term compensation awards and payouts) for the fiscal year ended February 3, 1996 consisted of a performance based element. The Compensation Committee intends to continue the policy of linking the executive compensation to corporate performance and shareholder returns.

                                          Members of the Compensation Committee:

                                               Jules L. Pallone, Chairman

                                               Carroll E. Ebert

                                               Alfred M. Entenman, Jr.

                                               Richard S. Keys

                                               James L. Schaye, Jr.

     Stock Performance Graph.

     The following graph compares the percentage change in the cumulative total shareholder return on the Company's Common Stock during the Company's last five fiscal years with the cumulative total return on the American Stock Exchange (the "AMEX Index") and the Media General Retail Trade -- Department Stores Index (the "Peer Group Index"). The comparison assumes the investment of $100 in the Company's Common Stock and in each index on February 2, 1991 and the reinvestment of all dividends, if any, through February 3, 1996.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

        CROWLEY, MILNER AND COMPANY, THE AMERICAN STOCK EXCHANGE INDEX,
           AND MEDIA GENERAL RETAIL TRADE -- DEPARTMENT STORES INDEX
                   (PERFORMANCE RESULTS FROM FEBRUARY 2, 1991
                           THROUGH FEBRUARY 3, 1996)

                                   [GRAPH]

                                   CROWLEY,
      MEASUREMENT PERIOD          MILNER AND      PEER GROUP
    (FISCAL YEAR COVERED)           COMPANY          INDEX        AMEX INDEX
1991                                       100             100             100
1992                                     67.80          127.68          123.29
1993                                     98.31          147.77          121.08
1994                                    125.42          189.87          144.58
1995                                     55.93          160.80          126.18
1996                                     67.80          208.30          161.74


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to the terms and conditions of an Agreement and Plan of Reorganization (the "Acquisition Agreement"), dated as of November 17, 1995, as amended, among the Company and the shareholders (the "Steinbach Shareholders") of Steinbach Stores, Inc., an Ohio corporation ("Steinbach"), the Company has agreed to acquire from the Steinbach Shareholders all of the issued and outstanding shares of Common Stock of Steinbach (the "Acquisition") in exchange for 514,800 shares of the Common Stock of the Company (representing approximately 35.0% of the issued and outstanding shares of Common Stock of the Company as of the date hereof). The obligations of the Steinbach Shareholders and the Company to go forward with the closing of the Acquisition are subject to the satisfaction or waiver of several conditions, including the approval by the shareholders of the Company at the upcoming Annual Meeting of Shareholders of the issuance by the Company of 514,800 shares of Common Stock of the Company in connection with the Acquisition; preliminary proxy materials were filed with the SEC on May 14, 1996 relative to the foregoing and the Company anticipates holding the Annual Meeting in July 1997, with the closing of the Acquisition to occur as soon as practicable thereafter.

     The following table sets forth certain information concerning the ownership of the Company's Common Stock as of May 22, 1996 and as adjusted to reflect the issuance of 514,800 shares to the Steinbach Shareholders pursuant to the Acquisition (i) by those persons who were believed by the Company to be beneficial owners of more than 5% of the Company's outstanding Common Stock, as reported to the SEC and/or to the Company by such persons, (ii) by the Named Executive Officer (as defined below in "Executive Compensation"), and (iii) by all directors and officers (including the Named Executive Officer) of the Company as a group.

                                                                                               SHARES
                                                                    SHARES               BENEFICIALLY OWNED
                                                              BENEFICIALLY OWNED          AS OF THE CLOSING
                                                              AS OF MAY 22, 1996         OF THE ACQUISITION
                                                             ---------------------      ---------------------
                                                             NUMBER                     NUMBER
                         NAME AND ADDRESS                      OF         PERCENT         OF         PERCENT
                        OF BENEFICIAL OWNER                  SHARES       OF CLASS      SHARES       OF CLASS
         -------------------------------------------------   -------      --------      -------      --------
         JoAnn S. Cousino(1)(2)...........................   133,526        13.9%       133,526         9.1%
           500 St. Clair
           Grosse Pointe, Michigan 48230
         Joseph C. Keys(1)(2).............................   132,113        13.8%       132,113         9.0%
           701 N. Oxford Road
           Grosse Pointe Woods, Michigan 48236
         Richard S. Keys(1)(2)............................   132,353        13.8%       132,353         9.0%
           414 Notre Dame Ave.
           Grosse Pointe, Michigan 48230
         FMR Corp. .......................................   51,690          5.4%       51,690          3.5%
           82 Devonshire Street
           Boston, Massachusetts 02109
         Dennis P. Callahan(3)............................   66,420          6.8%       66,420          4.5%
         All directors and executive officers (including
           the Named Executive Officer) of the Company as
           a group (20 in number)(4)(5)...................   520,312        51.1%       520,312        34.0%
         Jay L. Schottenstein(5)..........................       --            --       514,800        35.0%
           c/o 1800 Moler Road
           Columbus, Ohio 43207

- -------------------------
(1) Pursuant to a Shareholder Agreement dated August 18, 1992, as amended, JoAnn Cousino, Joseph Keys and Richard Keys have agreed to restrict the disposition of, and regulate the voting of, 390,062 shares (approximately 40.8%) of the Company's outstanding Common Stock. This Shareholder Agreement continues in force through August 18, 1996, unless sooner terminated as provided therein.

(2) Includes options to purchase 2,000 shares of Common Stock granted under the 1995 Director Stock Option Plan which are presently exercisable.

(3) Includes shares held indirectly by members of Mr. Callahan's immediate family and 20,000 shares as to which Mr. Callahan has the right to acquire pursuant to outstanding stock options within 60 days from May 22, 1996.

(4) Includes shares which can be acquired within the 60-day period beginning May 22, 1996. Does not include shares beneficially owned by the Steinbach Shareholders.

(5) Upon the closing of the Acquisition Agreement, the Company will issue 514,800 shares of Common Stock (representing approximately 35.0% of the then issued and outstanding shares of Common Stock) to the Steinbach Shareholders. Mr. Schottenstein, as the sole trustee of the several trusts comprising the Steinbach Shareholders, is deemed to be the beneficial owner of 514,800 shares. Upon such issuance, and assuming 1,470,869 shares of Common Stock were issued and outstanding as a result thereof, the beneficial ownership of all directors and officers (including the Named Executive Officer) as a group would be diluted to approximately 34.0% and the beneficial ownership of all of the current shareholders of the Company would be diluted to approximately 65.0% of the then issued and outstanding shares of Common Stock.

    For a discussion of certain information concerning the ownership of the Company's Common Stock by the directors and nominees for director, see above "Item 10. Directors and Executive Officers of the Registration -- Directors" which is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to two long-term store leases (one of which was executed in 1964 and terminates in 2001 and the other of which was executed in 1980 and terminates in 2000) between the Company and two partnerships in which Jerome L. Schostak, a director of the Company since 1995, is a partner, the Company paid an aggregate of $849,754 in rentals during the fiscal year ended February 3, 1996. Mr. Schostak has a substantial interest in such partnerships. The terms of the two leases were negotiated by the Company with such partnerships at a time when the partnerships were not an affiliated person or entity.

     The law firm of Dykema Gossett PLLC, of which Mr. Rentenbach is an equity member, has performed legal services for the Company during its last fiscal year and is expected to perform such services during the current year. The amounts paid to Dykema Gossett during the fiscal year ended February 3, 1996 by the Company for legal services did not exceed five percent of that firm's gross revenues for its last fiscal year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A, Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on June 11, 1996.


                    CROWLEY, MILNER AND COMPANY (Registrant)

                    By: /s/ MARK A. VANDENBERG
                        Mark A. Vandenberg, Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)