Form 10-Q
period 1996-05-04
CROWLEY MILNER & CO
filed 1996-06-18
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20548
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 1996

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _________ to ______________

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

                                            Yes  X     No
                                            ------    ------

The number of shares outstanding of Registrant's common stock, as of June 11, 1996, was 956,069

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CROWLEY, MILNER AND COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                      THREE MONTHS ENDED

                                                     MAY 4       APRIL 29
                                                      1996         1995
                                                  -----------  -----------


Net Sales                                         $23,266,615  $23,593,390

Cost of merchandise and services sold              16,892,927   17,503,462
                                                  -----------  -----------
                                                    6,373,688    6,089,928

Operating, selling general and
  administrative expenses                           7,988,031    7,858,334
                                                  -----------  -----------
                                                   (1,614,343)  (1,768,406)

Other (charges) credits:

  Interest expense                                   (437,347)    (388,477)
  Investment income                                    28,769       19,103
  Other                                                   952       43,608
  Earnings from the operation of Steinbach
   Stores, Inc.                                       652,859
                                                  -----------  -----------
Loss before income taxes                           (1,369,110)  (2,094,172)

Income tax credit                                        -            -
                                                  -----------  -----------
Net loss                                          $(1,369,110) $(2,094,172)
                                                  ===========  ===========
Net loss per share                                     $(1.43)      $(2.00)
                                                       ======       ======
Dividends per share                                    $  .00       $  .00
                                                       ======       ======
Average number of Common equivalent
  shares outstanding for earnings per share           956,069    1,018,300
                                                  ===========  ===========

                          CROWLEY, MILNER AND COMPANY
                     CONDENSED BALANCE SHEETS (UNAUDITED)


                                   MAY 4        FEBRUARY 3       APRIL 29
                                    1996          1996             1995
                                 ----------     ----------     ----------


ASSETS

  Current assets
   Cash and cash equivalents
    (cash equivalents at
    5/4/96  $282,883,
    2/3/96-$241,047 and
    4/29/95 - $327,337)          $   294,846    $   540,613    $    88,198
   Accounts receivable(less:
    allowances at 5/4/96-
    $64,558  2/3/96-$61,558
    and 4/29/95-$73,887)           1,651,885      2,014,918        758,727
   Inventories at FIFO cost       21,258,495     21,250,958     21,599,722
   Reduction to LIFO cost         (4,671,964)    (4,614,420)    (3,888,216)
                                 -----------    -----------    -----------
   Inventories at LIFO cost       16,586,531     16,636,538     17,711,506
   Other current assets            2,609,392      2,567,954      2,097,480
                                 -----------    -----------    -----------
       Total current assets       21,142,654     21,760,023     20,655,911

  Other assets                     3,184,040      3,186,006      3,140,774

  Property, plant and equipment   23,690,963     23,594,510     26,623,947

  Less: Allowance for
         depreciation and
          amortization            14,151,374     13,835,918     16,336,599
                                 -----------    -----------    -----------
                                   9,539,589      9,758,592     10,287,348
                                 -----------    -----------    -----------
TOTAL ASSETS                     $33,866,283    $34,704,621    $34,084,033
                                 ===========    ===========    ===========

                          CROWLEY, MILNER AND COMPANY
                     CONDENSED BALANCE SHEETS (UNAUDITED)

                                    MAY 4       FEBRUARY 3      APRIL 29
                                     1996         1996            1995
                                 ----------     ----------     ----------

LIABILITIES AND SHAREHOLDER'S
 EQUITY

  Current Liabilities

     Accounts payable            $ 6,569,071    $ 5,279,188    $ 5,500,097
     Short term borrowings         7,725,770      8,499,392      5,496,399
 Compensation and Amounts
      withheld therefrom             749,036        597,556        743,931
     Taxes other than income
      taxes                        1,705,205      1,797,198      1,751,517
     Income taxes                     34,495         34,495         37,043
     Current maturities of long
      term debt                      525,000        525,000        485,000
     Capital lease obligations
      - current                      185,438        185,402        187,008
                                 -----------    -----------    -----------
     Total Current Liabilities    17,494,015     16,918,231     14,200,995

  Long Term Liabilities

     Long term debt                5,325,000      5,325,000      5,850,000
     Capital lease obligations     3,694,904      3,750,868      3,877,044
         Other                     1,761,362      1,757,278      1,624,661
                                 -----------    -----------    -----------
                                  10,781,266     10,833,146     11,351,705

  Shareholder's Equity

     Common Stock, authorized
       4,000,000 shares,
        outstanding 956,069
        shares                       956,069        966,069      1,048,300
      Other Capital                1,195,499      1,178,621      2,252,700
      Retained Earnings            3,439,434      4,808,554      5,230,333
                                 -----------    -----------    -----------
                                   5,591,002      6,953,244      8,531,333
                                 -----------    -----------    -----------
  TOTAL LIABILITIES AND
  SHAREHOLDER'S EQUITY           $33,866,283    $34,704,621    $34,084,033
                                 ===========    ===========    ===========

                          CROWLEY, MILNER AND COMPANY
                           STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED

                                                  MAY 4          APRIL 29
                                                   1996            1995
                                                ----------     ----------

OPERATING ACTIVITIES

  Net Loss                                      $(1,369,110)   $(2,094,172)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                  315,456        338,078
     Amortization of restricted stock award           6,878         41,250

  Changes in Operating Assets and Liabilities:
    Decrease in net accounts receivable             363,033        283,933
    Decrease in inventories                          50,007        281,964
    (Increase) decrease in prepaid expenses
      and other assets                              (39,472)       362,467
    Increase (decrease) in accounts payable       1,289,883       (313,326)
    Increase (decrease) in accrued compensation
     and other liabilities                           63,561       (344,606)
                                                -----------    -----------
    NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                           680,236     (1,444,412)

  INVESTMENT ACTIVITIES
    Purchase of Properties                          (96,453)       (53,402)
                                                -----------    -----------
   NET CASH PROVIDED BY (USE IN)
    INVESTMENT ACTIVITIES                           (96,453)       (53,402)

  FINANCING ACTIVITIES
    Proceeds from revolving line of credit       25,842,247     27,399,248
    Principal payments on revolving line
     of credit                                  (26,615,869)   (25,809,366)
    Principal payments on capital lease
      obligations                                   (55,928)       (42,594)
                                                -----------    -----------
   NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                     (829,550)     1,547,288
                                                -----------    -----------
  INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                (245,767)        49,474
   Cash and cash equivalents at beginning of
    year                                            540,613         38,724
                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   294,846    $    88,198
                                                ===========    ===========

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

May 4, 1996



Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended May 4, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997, due to the seasonal nature of the retail department store business. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net and comparable store sales for the first quarter ended May 4, 1996 were $23.3 million, a decrease of 1.4% from the $23.6 million recorded for last year's first quarter ended April 29, 1995. The unseasonably cool weather was the primary factor contributing to the flat sales performance.

Gross margins improved $284,000, or 4.7%, for the first quarter. Margins, as a percent of sales, were 27.4% for the quarter this year compared with 25.8% for last year's first quarter. The improvement was due to lower fall and winter inventory than last year and consequently less markdowns were needed to clear-out the fall and winter merchandise.

Operating expenses increased $130,000, or 1.7%, in the first quarter compared with last year's first quarter. Operating expenses, as a percent of net sales, were 34.3% for the first quarter compared to 33.3% for the same period last year. Expense categories that increased during the period were payroll, advertising, energy and supplies. Payroll costs increased $66,000, or 1.9%, due to additional personnel hired as a result of the Steinbach Stores, Inc. acquisition. The competitive retail environment contributed to increased promotional efforts by the Company causing advertising related expenditures to increase by $35,000, or 4.1%. An increase of $60,000, or 18.2%, in energy costs related primarily to the tenant that vacated the Company's headquarters building in May, 1995; the Company absorbed all of the energy costs of the building in the first quarter this year whereas the tenant paid a proportionate share last year. The increase of $42,000, or 20.1%, in supplies also consists primarily of Steinbach related costs.

Interest expense charges for the first quarter increased $49,000, or 12.6%, due to higher interest rates and increased borrowings on the Company's line of credit. As a percent of net sales, interest expense was 1.9% and 1.6% for the first quarter of this year and last year, respectively.

The decrease of $43,000 in other income was attributable to the loss of rental income this year compared to the rent received during the first quarter last year from the above mentioned tenant that has vacated the Company's headquarters building. The Company is presently attempting to re-lease the approximate 70,000 square feet of space.

Additionally, in the first quarter the Company recorded a profit of $653,000
from the operation of Steinbach Stores, Inc.   Under the Company's Interim
Operating Agreement with the shareholders of Steinbach, the Company has been operating since December 31, 1995 the fifteen stores to be acquired, pursuant to the Agreement and Plan of Reorganization, dated November 17, 1995, between the Company and the Steinbach shareholders for its own benefit and at its own risk. Included in the Steinbach profit is the reversal of a $700,000 price reduction reserve that was recorded in January, 1996 and the reversal of the $3.3 million markdown reserve on the December 30, 1995 beginning Steinbach balance sheet assumed by the Company. The reserve was recorded in January 1996 for price reductions taken to clear the existing inventory on hand when the Company began operating the Steinbach stores on December 31, 1995.

For the first quarter ended May 4, 1996, the Company recorded a reduction of 34.6% in the net loss to $1,369,000 from $2,094,000 for last year's first quarter. On a per share basis, the loss was $1.43 compared with $2.00.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position, it was unable to tax effect the losses in either year's first quarter, thus pre-tax and after-tax results are the same.

Financial Condition

Net cash provided by operating activities amounted to $680,000 for the three months ended May 4, 1996 compared with cash used of $1,444,000 for the three months ended April 29,1995. The difference was primarily attributable to the increase in accounts payable balances and a reduction in the net loss for the first quarter of the current year.

The increase in capital expenditures to $96,000 for the current year from $53,000 last year accounted for the increase in cash used in investment activities.

Cash used in financing activities amounted to $830,000 for the period ended May 4, 1996 compared with cash provided of $1,547,000 for the period ended April 29, 1995. The decrease results from more payments than borrowings on the Company's short term line of credit during the first quarter of the current year when compared with the first quarter of last year.

Other Developments

The Company is in the process of finalizing its proxy materials relating to the Steinbach acquisition. Once completed, a date for the 1996 Annual Meeting of Shareholders will be established. A closing date for the acquisition will be set as soon as practicable after the Annual Meeting. The Company anticipates both dates to occur by mid to late-July.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None.

ITEM 5.   OTHER INFORMATION
          None.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits

               10.14     Amendment No. 2 to Agreement and Plan of
                         Reorganization, dated May 14, 1996, between the Shareholders of Steinbach Stores, Inc. and the Company.

               27        Financial Data Schedule (EDGAR filing only).

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CROWLEY, MILNER AND COMPANY
                                               (Registrant)


DATE    June 18, 1996               By   /S/ Mark A. VandenBerg
    --------------------------------  -------------------------------------
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