Form 10-Q
period 1996-08-03
CROWLEY MILNER & CO
filed 1996-09-17
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20548
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 1996

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from -------- to ---------

Commission File Number: 1-1594


                         CROWLEY, MILNER AND COMPANY
            (Exact name of registrant as specified in its charter)

Michigan                                           38-0454910
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

2301 West Lafayette Boulevard, Detroit, Michigan  48216

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

                                            Yes [X]  No [ ]

The number of shares outstanding of Registrant's common stock, as of September 17, 1996, was 1,472,678

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CROWLEY, MILNER AND COMPANY
                  CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                        SIX MONTHS ENDED           THREE MONTHS ENDED

                       AUGUST 3       JULY 29       AUGUST 3      JULY 29
                         1996           1995          1996          1995
                                  (as restated)               (as restated)
                      -----------  -----------    -----------  -----------

Net Sales             $44,767,149  $44,956,521    $21,500,534  $21,363,131

Cost of merchandise
 and services sold     30,838,884   31,993,561     14,003,501   14,361,644
                      -----------  -----------    -----------  -----------
                       13,928,265   12,962,960      7,497,033    7,001,487
Operating, selling
 general and admin-
 istrative expenses    16,008,651   15,425,306      8,020,620    7,566,972
                      -----------  -----------    -----------  -----------
                       (2,080,386)  (2,462,346)      (523,587)    (565,485)

Other (charges) credits:

  Interest expense       (872,418)    (816,039)      (435,071)    (427,562)
  Investment Income        51,919       48,434         23,150       29,331
  Other                     1,888      155,858            855      112,250
  Earnings from the
   operation of
   Steinbach Stores     1,393,917         -           741,058         -
                      -----------   -----------   -----------  -----------
Loss before
 income taxes          (1,505,080)  (3,074,093)      (193,595)    (851,466)

Income tax credit         -             -              -              -
                      -----------  -----------    -----------  -----------
Net loss              $(1,505,080) $(3,074,093)   $  (193,595) $  (851,466)
                      ===========  ===========    ===========  ===========
Net loss per share         $(1.57)      $(3.23)        $ (.20)      $ (.89)
                           ======       ======         ======       ======
Dividends per share        $  .00       $  .00         $  .00       $  .00
                           ======       ======         ======       ======
Average number of
Common equivalent
shares outstanding during
the period                957,878      951,364        957,878      951,364
                      ===========  ===========    ===========  ===========

                          CROWLEY, MILNER AND COMPANY
                     CONDENSED BALANCE SHEETS (UNAUDITED)


                                  AUGUST 3      FEBRUARY 3       JULY 29
                                    1996          1996             1995
                                              (as restated)   (as restated)
                                 ----------     ----------     ----------


ASSETS

  Current assets
   Cash and cash equivalents
    (cash equivalents at
    8/03/96-$292,927;
    2/03/96-$241,047; and
    7/29/95 - $338,090)          $ 1,662,200    $   540,613    $   481,213
   Accounts receivable(less:
    allowances at 8/03/96-
    $66,558; 2/03/96-$61,558;
    and 7/29/95-$ 83,854)          2,461,731      2,014,918        750,787
   Inventories at FIFO cost       19,855,739     21,250,958     20,010,169
   Other current assets            2,408,562      2,567,954      1,879,462
                                 -----------    -----------    -----------
       Total current assets       26,388,232     26,374,443     23,121,631

  Other assets                     4,741,098      4,766,006      4,804,740

  Property, plant and equipment   23,830,520     23,594,510     24,986,611

  Less: Allowance for
         depreciation and
          amortization            14,466,683     13,835,918     14,968,339
                                 -----------    -----------    -----------
                                   9,363,837      9,758,592     10,018,272
                                 -----------    -----------    -----------
TOTAL ASSETS                     $40,493,167    $40,899,041    $37,944,643
                                 ===========    ===========    ===========

                          CROWLEY, MILNER AND COMPANY
                     CONDENSED BALANCE SHEETS (UNAUDITED)

                                   AUGUST 3     FEBRUARY 3      JULY 29
                                     1996         1996            1995
                                               (as restated)  (as restated)
                                 ----------     ----------     ----------

LIABILITIES AND SHAREHOLDERS'
 EQUITY

  Current Liabilities

     Accounts payable            $ 5,080,371    $ 5,279,188    $ 4,126,343
     Short term borrowings        10,108,641      8,499,392      7,554,728
     Compensation and amounts
      withheld therefrom             734,190        597,556        638,461
     Taxes other than income
      taxes                        1,432,139      1,797,198      1,686,693
     Income taxes                    310,126        309,495        312,043
     Current maturities of long
      term debt                      525,000        525,000        485,000
     Capital lease obligations
      - current                      185,474        185,402        183,507
                                 -----------    -----------    -----------
     Total Current Liabilities    18,375,941     17,193,231     14,986,775


  Long Term Liabilities

     Long term debt                5,325,000      5,325,000      5,850,000
     Capital lease obligations     3,638,939      3,750,868      3,837,951
         Other                     1,761,165      1,757,278      1,605,811
                                 -----------    -----------    -----------
                                  10,725,104     10,833,146     11,293,762

  Shareholders' Equity

     Common stock, authorized
       4,000,000 shares;
       outstanding 957,878
       shares                        957,878        966,069        951,364
      Other capital                1,211,350      1,178,621      1,140,653
      Retained Earnings            9,222,894     10,727,974      9,572,083
                                 -----------    -----------    -----------
                                  11,392,122     12,872,664     11,664,106
                                 -----------    -----------    -----------
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY           $40,493,167    $40,899,041    $37,944,643
                                 ===========    ===========    ===========

                          CROWLEY, MILNER AND COMPANY
                           STATEMENTS OF CASH FLOWS

                                                     SIX MONTHS ENDED

                                                 AUGUST 3        JULY 29
                                                   1996            1995
                                                              (as restated)
                                                ----------     ----------

OPERATING ACTIVITIES

  Net loss                                      $(1,505,080)   $(3,074,093)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                  630,765        671,117
     Amortization of restricted stock award          13,756         60,485
  Changes in Operating Assets and Liabilities:
    (Increase) decrease in net accounts receivable (446,813)       291,873
    Decrease in inventories                       1,395,219      1,999,972
    Decrease in prepaid expenses
      and other assets                              184,300        496,517
    Decrease in accounts payable                   (198,817)    (1,687,080)
    Decrease in accrued compensation
     and other liabilities                         (223,907)      (533,750)
                                                -----------    -----------
    NET CASH USED IN OPERATING ACTIVITIES          (150,577)    (1,774,959)

INVESTMENT ACTIVITIES
  Purchase of Properties                           (236,010)      (115,363)
                                                -----------    -----------
  NET CASH USED IN INVESTMENT ACTIVITIES           (236,010)      (117,363)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit         51,342,970     52,810,509
  Principal payments on revolving line
    of credit                                   (49,733,721)   (49,162,298)
  Principal payments on capital lease
    obligations                                    (111,857)       (85,188)
  Purchase of common stock and stock options           -        (1,228,212)
  Proceeds from sale of common stock                 10,782           -
                                                -----------    -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES       1,508,174      2,334,811
                                                -----------    -----------
INCREASE IN CASH AND CASH EQUIVALENTS             1,121,587        442,489
Cash and cash equivalents at beginning of year      540,613         38,724
                                                -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 1,662,200    $   481,213
                                                ===========    ===========

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

August 3, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended August 3, 1996 are not necessarily indicative of the results that may be expected for the year ending February 1, 1997, due to the seasonal nature of the retail department store business. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.

Note B - Accounting Change

Effective May 4, 1996, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method. The underlying rationale for this change, and the material impact the change had on the Company's retained earnings, are discussed below. The change from LIFO to FIFO has been applied retroactively. The effect of this restatement was to increase the Company's retained earnings as of May 4, 1996, and as of January 28, 1995, by $5,919,420 and $5,135,672,
respectively. As a part of the restatement from LIFO to FIFO the Company recorded a deferred tax asset of $1,580,000 and a current federal income tax liability of $275,000 as a result of the taxable income which the Company realized for federal income tax purposes due to this change in inventory methods. The deferred tax asset results from the Company reorganizing a portion of its net operating loss carryforward.

The Company's ability to obtain a steady flow of retail merchandise largely is dependent on the short-term credit provided by its vendors that supply the Company with its goods and their factors. Historically, the Company's vendors have supplied the Company with goods on a "net 30-day" payment basis. However, in light of the Company's net operating losses during fiscal 1995 and the first six months of fiscal 1996, certain of the Company's vendors and their factors have been requiring the Company to maintain deposits with such vendors and/or pay for goods prior to shipment.

In addition, the Company has long-term indebtedness in connection with bonds issued by The Economic Development Corporation of the City of Detroit. The covenants for these bonds require (among other things) the Company must maintain a net worth of not less than $5,000,000. Without the increase in retained that resulted from the change from LIFO to FIFO, the minimum net worth requirement might have been violated during the current fiscal year.

Given the emphasis on the Company's net worth placed by the Company's vendors and their factors, management believes that a change in accounting method for inventory valuation from LIFO to FIFO is appropriate. Management also believes that the FIFO method of valuing inventories is preferable because it provides a better measure of the current value of the inventories and financial position of the Company.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Effective May 4, 1996, the Company changed its method of valuing inventories from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method. The underlying rationale for this change, and the material impact the change had on the Company's retained earnings, are discussed below. The change from LIFO to FIFO has been applied retroactively. The effect of this restatement was to increase the Company's retained earnings as of May 4, 1996, and as of January 28, 1995, by $5,919,420 and $5,135,672,
respectively. As a part of the restatement from LIFO to FIFO the Company recorded a deferred tax asset of $1,580,000 and a current federal income tax liability of $275,000 as a result of the taxable income which the Company realized for federal income tax purposes due to this change in inventory methods. The deferred tax asset results from the Company reorganizing a portion of its net operating loss carryforward.

The Company's ability to obtain a steady flow of retail merchandise largely is dependent on the short-term credit provided by its vendors that supply the Company with its goods and their factors. Historically, the Company's vendors have supplied the Company with goods on a "net 30-day" payment basis. However, in light of the Company's net operating losses during fiscal 1995 and the first six months of fiscal 1996, certain of the Company's vendors and their factors have been requiring the Company to maintain deposits with such vendors and/or pay for goods prior to shipment.

In addition, the Company has long-term indebtedness in connection with bonds issued by The Economic Development Corporation of the City of Detroit. The covenants for these bonds require (among other things) the Company must maintain a net worth of not less than $5,000,000. Without the increase in retained that resulted from the change from LIFO to FIFO, the minimum net worth requirement might have been violated during the current fiscal year.

Given the emphasis on the Company's net worth placed by the Company's vendors and their factors, management believes that a change in accounting method for inventory valuation from LIFO to FIFO is appropriate. Management also believes that the FIFO method of valuing inventories is preferable because it provides a better measure of the current value of the inventories and financial position of the Company.

Net cash used in operating activities declined sharply for the six months ended August 3, 1996, when compared with the same period last year. Net cash used in operating activities amounted to $150,000 compared to $1,775,000 last year. The decrease is primarily attributable to a reduction in operating loss and a comparatively smaller decrease in accounts payable for the period.

Net cash used in investment activities increased slightly for the six months ended August 3, 1996, due to an increase in capital expenditures.

Net cash provided by financing activities declined slightly for the six months ended August 3, 1996, compared to the same period last year. The repurchase of outstanding stock and stock options from one of the Company's primary shareholders in the six months ended July 29, 1995, caused higher borrowings during that period. The borrowings outstanding on the Company's short-term credit facility were significantly higher at August 3, 1996, than at February 3, 1996, as a result of the vendors and their factors requiring higher levels of deposits and prepayments on inventory orders.

Working capital was $8,012,000 at August 3, 1996 compared with $9,181,000 at February 3, 1996 (as restated) and $8,135,000 (as restated) at July 29, 1995.

Results of Operations

For the second quarter ended August 3, 1996, a net loss of $193,595 ($0.20 per share) was recorded, compared with a restated net loss of $851,466 ($0.89 per share) for the second quarter last year (earnings were restated as a result of a change from the LIFO inventory method to the FIFO inventory method - see "Financial Condition" section). The impact of the change on current year earnings was not material. For the six months ended August 3, 1996, the net loss was $1,505,080 ($1.57 per share), compared with a restated net loss of $3,074,093 ($3.23 per share) recorded for the first six months last year. Total and comparable store sales for the second quarter increased 1.0% to $21,500,534 from $21,363,131 for the same period last year. For the six month period, net sales were $44,767,149, a slight decrease from the $44,956,521 recorded last year.

Gross margins for the quarter improved $495,546, or 7.1%, when compared to last year's second quarter. Margins, as a percent of sales, were 34.9% for the second quarter compared with 32.8% for the same period last year. Year to date margin dollars have increased $965,305, or 7.4%, and as a percent of sales are 31.1% compared with 28.8% for the same period last year. The significant improvement in gross margins can be attributed to management's efforts to enhance procedures to control inventory shrinkage, with a particular focus in revising and implementing loss prevention techniques and procedures.

Operating expenses increased $453,648, or 6.0%, for the second quarter, when compared to the same period last year. Expenses as a percent of sales amounted to 37.3% in the quarter compared with 35.4% for the second quarter last year. An increase in payroll expense was the single largest contributor to the overall expense increase for the second quarter, accounting for $402,000, or 89%, of the increase in total operating expenses. The increase in payroll expense was directly attributable to the increased expenses in managing the Steinbach operation (see below).
Expenses for the six months ended August 3, 1996, have increased $583,000, or 3.8%, when compared to the same period last year. For the six months, operating expenses as a percent of sales were 35.8% compared with 34.4% for the comparable period last year. The higher expense ratio is attributable to the increased expense in operating the Steinbach operation.

Interest expense charges have increased for the second quarter and six month periods ended August 3, 1996, when compared to the same period last year, due primarily to the Company's increased utilization of the short term working capital facilities provided by Congress Financial. As discussed above under "Financial Condition", the increased utilization is due in part to the Company's vendors and their factors requiring higher levels of deposits and prepayments on inventory orders.

The decrease in other income for the second quarter was attributable to the absence of a one-time lease termination settlement with a former tenant in the Company's corporate office building which occurred during the second quarter of 1995.

As discussed below under the caption "Recent Developments," the Company acquired all of the stock of Steinbach Stores, Inc., an Ohio corporation ("Steinbach"), effective as of August 31, 1996 (the "Acquisition"). Pending the consummation of the Acquisition, since December 31, 1995, the Company has operated the 15 department stores to be acquired as part of the Acquisition
(the "Acquired Stores"), with all of the revenues and all of the costs and expenses relating thereto accruing for the account of the Company. For the second quarter and for the six months ended August 3, 1996, the Company recorded a profit of $741,058, or $0.76 per share, and $1,393,917, or $1.46 per share, respectively, for the operation of these fifteen Acquired Stores. Such profits are reflected in the Company's net loss for the second quarter and for the six month period ended August 3, 1996. In addition almost all of the corporate overhead relating to the operation of the 15 Acquired
Stores has been allocated to the Company. As a result of the closing of the Steinbach Acquisition, the results of operations for the fifteen Acquired
Stores for all periods prior to August 31, 1996, will be recorded as a separate line item, and the results of operations after August 31, 1996, will be reported on a consolidated basis, in the Company's Statements of Income.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position it was unable to tax effect the losses in either year's second quarter and six month periods, thus pre-tax and after-tax results are the same.

Recent Developments

As previously reported by the Company in its Current Report on Form 8-K dated August 31, 1996, effective August 31, 1996, the Company acquired from the several shareholders (the "Steinbach Shareholders") of Steinbach, all of the issued and outstanding shares of the capital stock of Steinbach, in exchange for 514,800 shares of the Common Stock of the Company pursuant to the terms of an Agreement and Plan of Reorganization, dated November 17, 1995, as amended, between the Company and the Steinbach Shareholders. As a result of the foregoing, Steinbach, with its 15 retail department stores in Connecticut, New Hampshire, New Jersey, New York and Vermont, became a wholly-owned subsidiary of the Company as of August 31, 1996. As of the date hereof, 1,472,678 shares of Common Stock of the Company are issued and outstanding, after giving effect to the 514,800 shares issued to the Steinbach Shareholders pursuant to the Acquisition (representing approximately 35.0% of such issued and outstanding shares).

As previously reported by the Company in its Current Report on Form 8-K dated August 31, 1996, effective September 5, 1996, Congress Financial Corporation (Central), the Company and Steinbach entered into an Amended and Restated Loan and Security Agreement (the "Amended Loan Agreement") pursuant to which Congress Financialis providing, on an aggregate basis to the Company and Steinbach, a fully secured line of credit of up to $24 million and, included within such line of credit, a facility for letters of credit of up to $5 million, with the interest rate on the foregoing, subject to certain terms and conditions, at 25 basis points above the prime rate of CoreStates Bank, N.A. The Amended Loan Agreement shall continue for a term ending on November 4, 1999, and from year to year thereafter unless sooner terminated pursuant to the terms thereof. The Amended Loan Agreement amends and restates the Loan and Security Agreement, dated November 4, 1994, between Congress Financial and the Company.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         There are no material pending legal proceedings in which the Company is a party to which its assets are subject.

ITEM 2.  CHANGES IN SECURITIES
         Pursuant to the terms of the Amended and Restated Loan and Security Agreement, dated September 5, 1996, among Congress Financial Corporation (Central), the Company and Steinbach Stores, Inc., the Company is prohibited from declaring or paying any dividends on account of any shares of capital stock.

         In connection with the closing of the acquisition of Steinbach Stores, Inc. pursuant to the terms of an Agreement and Plan of Reorganization, dated November 17, 1995, as amended, between the Company and the shareholders of Steinbach Stores, Inc., the Board of Directors amended the Bylaws of the Company, effective as of August 31, 1996, to "opt out" of the provisions of Act 58 of the Public Acts of 1988 of the State of Michigan, more commonly known as Chapter 7B of the Michigan Business Corporation Act pertaining to so-called "control share acquisitions."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On August 20, 1996, the Company's Annual Meeting of Shareholders was held at the principal offices of the Company. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's nominees for election to the Board of Directors and all such nominees were elected. The matters voted on at the meeting (as more fully described in the Proxy Statement, dated July 25, 1996), and the results of the shareholder voting, were as follows:

         1. Election of directors to hold office until Annual Meeting of Shareholders in 1999.
                 Joseph C. Keys       For  870,290; Withheld  3,577
                 Richard S. Keys      For  870,290; Withheld  3,577
                 Paul R. Rentenbach   For  870,290; Withheld  3,577
                 James L. Schaye, Jr. For  869,727; Withheld  4,140

         2. To approve the issuance of 514,800 shares of common stock pursuant to the Steinbach Acquisition Agreement;
                                      For               601,585
                                      Against             1,977
                                      Abstain            20,780
                                      Broker non-votes  249,525

         3. To approve an amendment to the Crowley, Milner and Company 1992 Incentive Stock Plan (the "1992 Incentive Stock Plan") to increase the number of shares of Common Stock authorized for issuance under the 1992 Incentive Stock Plan from 200,000 shares to 300,000 shares;

                                      For               583,062
                                      Against            40,130
                                      Abstain             1,150
                                      Broker non-votes  249,525

         4. Appointment of Ernst & Young LLP as auditors for fiscal year ending February 1, 1997:
                                      For               862,542
                                      Against             4,129
                                      Abstain             1,280
                                      Broker non-votes    5,916

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         No.     Description
         ---     -----------
         3.2     Bylaws of the Company, as amended to date
         10.8    Crowley, Milner and Company 1992 Incentive Stock Plan,
                 effective as of March 25, 1992, as amended to date
                 (previously filed as an exhibit to the Company's Annual
                 Report on Form 10-K, as amended, for the fiscal year ended
                 January 30, 1993, and as an exhibit to the Company's Annual
                 Report on Form 10-K for the fiscal year ended February 3,
                 1996, and incorporated herein by reference, except for
                 Amendment No. 2 to such Incentive Stock Plan, which is filed herewith).
         18      Letter from Ernst & Young LLP regarding change in accounting principle.
         27      Financial Data Schedule (EDGAR filing only)

         (b)     Reports on Form 8-K

         On September 16, 1996, the Company filed a Current Report on Form 8-K, dated August 31, 1996, pursuant to which it reported (i) under Items 1, 2 and 7 on the acquisition of all of the stock of Steinbach Stores, Inc., an Ohio corporation, as of August 31, 1996, and (ii) under Item 5 on the consummation of an Amended and Restated Loan and Security Agreement, effective as of September 5, 1996, among the Company, Steinbach Stores, Inc. and Congress Financial Corporation (Central).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CROWLEY, MILNER AND COMPANY
                                               (Registrant)


DATE  September 17, 1996          By  /S/ John R. Dallacqua
      ------------------------        ---------------------------
                                         John R. Dallacqua
                                         Vice President-Finance and Chief
                                         Financial Officer (principal
                                         financial and chief accounting
                                         officer) and a duly authorized
                                         officer of the registrant

                                 EXHIBIT INDEX

No.      Description
- ---      -----------

3.2      Bylaws of the Company, as amended to date

10.8 Crowley, Milner and Company 1992 Incentive Stock Plan, effective as of March 25, 1992, as amended to date (previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 30, 1993, and as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996, and incorporated herein by reference, except for Amendment No. 2 to such Incentive Stock Plan, which is filed herewith).

18 Letter from Ernst & Young LLP regarding change in accounting principle.

27       Financial Data Schedule (EDGAR filing only)