Form 10-Q
period 1996-11-02
CROWLEY MILNER & CO
filed 1996-12-17
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20548



                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 2, 1996

[ ] Transition report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________ to ________

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

The number of shares outstanding of Registrant's common stock, as of December 17, 1996 was 1,503,378.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       NINE MONTHS ENDED          THREE MONTHS ENDED
                    NOVEMBER 2   OCTOBER 28     NOVEMBER 2     OCTOBER 28
                        1996         1995           1996           1995
                   (CONSOLIDATED                (CONSOLIDATED
                     09/01/96)  (AS RESTATED)    09/01/96)    (AS RESTATED)
                    -----------   -----------    ------------  -----------
Net Sales           $86,022,297  $69,920,344     $41,255,148   $24,963,823
Cost of merchandise
  and services sold  57,545,476   48,658,017      26,706,592    16,664,456
                     ----------   ----------      ----------    ----------
                     28,476,821   21,262,327      14,548,556     8,299,367
Operating, selling,
  general and admin-
  istrative expenses 30,505,417   23,919,408      14,496,766     8,494,102
                     ----------   ----------      ----------     ---------
                     (2,028,596)  (2,657,081)         51,790      (194,735)
Other charges (credits):
  Interest expense    1,541,412    1,308,498         668,994       492,459
  Investment income    (112,077)     (73,323)        (60,158)      (24,889)
  Other                (429,857)    (157,493)       (427,969)       (1,635)
Earnings (loss) from
  operation of
  Steinbach            (837,213)           -         556,704             -
                      ---------    ---------       ---------     ---------
Loss before income
  taxes              (2,190,861)  (3,734,763)       (685,781)     (660,670)
Income tax credit             -            -               -             -
                     ----------    ---------        --------      --------
Net loss            $(2,190,861) $(3,734,763)      $(685,781)    $(660,670)
                      =========    =========         =======       =======
Net loss per share       $(2.03)      $(3.87)         $(0.52)       $(0.68)
                           ====         ====            ====          ====
Dividends per share       $0.00        $0.00           $0.00         $0.00
                           ====         ====            ====          ====
Average number of
 Common equivalent
 shares outstanding
 for earnings per
 share                1,077,016      966,069       1,320,895       966,069
                      =========      =======       =========       =======

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 NOVEMBER 2     FEBRUARY 3      OCTOBER 28
                                    1996          1996            1995
                               (CONSOLIDATED
                                 09/01/96)     (AS RESTATED)   (AS RESTATED)
                                -----------     -----------     -----------
ASSETS
Current assets:
  Cash and cash equivalents
  (cash equivalents at 11/02/96:
  $351,312; at 02/03/96:
  $241,047 and at 10/28/95:
  $449,802)                      $ 441,811       $ 540,613       $  251,021
Accounts receivable
  (less allowances at 11/02/96:
  $66,558; at 02/03/96: $61,558
  and at 10/28/95: $83,854)      6,267,116       2,014,918          833,649
Inventories at FIFO cost        61,316,683      21,250,958       28,327,560
Other current assets             3,632,046       2,567,954        1,816,419
                                ----------      ----------       ----------
Total current assets            71,657,656      26,374,443       31,228,649
                                ----------      ----------       ----------
Other assets                     3,409,056       4,766,006        4,771,881
Property, plant and equipment   27,014,702      23,594,510       25,101,801
Less: Allowance for depreciation
  and amortization             (15,603,763)    (13,835,918)     (15,283,443)
                                ----------      ----------       ----------
                                11,410,939       9,758,592        9,818,358
                                ----------      ----------        ---------
TOTAL ASSETS                   $86,477,651     $40,899,041      $45,818,888
                                ==========      ==========       ==========

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (Continued)

                             NOVEMBER 2     FEBRUARY 3      OCTOBER 28
                                1996            1996            1995
                           (CONSOLIDATED
                             09/01/96)     (AS RESTATED)     (AS RESTATED)
                            -----------     -----------       -----------

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current Liabilities:
  Accounts payable          $35,458,276     $ 5,279,188      $10,579,600
  Short-term borrowings      20,513,622       8,499,392       10,008,372
  Compensation and related
  withholdings                1,054,198         597,556          728,837
  Taxes other than income
   taxes                      1,564,442       1,797,198        1,208,570
  Income taxes                  109,972         309,495          309,495
  Current maturities of long
    term debt                   525,000         525,000          485,000
  Current portion of capital
    lease obligations           284,199         185,402          183,543
                             ----------       ---------       ----------
Total Current Liabilities    59,509,709      17,193,231       23,503,417
Long-Term Liabilities:
  Long-term debt              5,325,000       5,325,000        5,850,000
  Capital lease obligations   6,424,225       3,750,868        3,795,321
  Other                       1,976,157       1,757,278        1,595,780
                              ---------       ---------        ---------
                             13,725,382      10,833,146       11,241,101
Shareholders' Equity:
  Common Stock (authorized
  4,000,000 shares; out-
  standing 1,501,378
  shares at 11/02/96;
  966,069 shares
  at 02/03/96 and
  10/28/96)                  1,501,378         966,069          966,069
  Other capital              3,204,069       1,178,621        1,199,156
  Retained earnings          8,537,113      10,727,974        8,909,145
                             ---------      ----------        ---------
                            13,242,560      12,872,664       11,074,370
                            ----------      ----------       ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY     $86,477,651     $40,899,041      $45,818,888
                            ==========      ==========       ==========

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    NINE MONTHS ENDED
                                              November 2       October 28,
                                                 1996               1995
                                            (Consolidated
                                              09/01/96)         (Restated)
                                             ----------         ----------
OPERATING ACTIVITIES
Net Loss                                    $(2,190,861)       $(3,734,763)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                 976,152            986,219
  Amortization of restricted stock award         57,193             79,720

Changes in Operating Assets and Liabilities:
  Gain on termination of capital lease         (372,514)                 0
  (Increase) decrease in net accounts
     receivable                              (2,118,667)           209,012
  (Increase) in inventories                 (19,135,556)        (6,319,687)
  Decrease in prepaid expenses and
     other assets                              (949,188)           592,421
  Increase in accounts payable               10,971,666          4,766,177
  Increase (decrease) in accrued compensation
     and other liabilities                    1,599,249           (934,076)
                                             ----------          ---------
NET CASH USED IN OPERATING ACTIVITIES       (11,162,526)        (4,354,977)

INVESTMENT ACTIVITIES
  Purchase of properties                        327,933)          (232,554)
  Steinbach Acquisition                         486,122                  0
                                              ---------           ---------
NET CASH USED IN INVESTMENT ACTIVITIES         (814,055)          (232,554)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit    106,056,568         83,444,226
  Principal payments on revolving line
    of credit                               (94,042,338)       (77,342,371)
  Principal payments on capital lease
    obligations                                (323,415)          (127,782)
  Purchase of common stock and stock
    options                                           0         (1,228,212)
  Proceeds from sale of common stock            186,964             53,967
                                             ----------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES    11,877,779          4,799,828
                                             ----------          ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   (98,802)           212,297
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  540,613             38,724
                                                -------            -------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $ 441,811          $ 251,021
                                                =======            =======

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               November 2, 1996

Note A - Basis of Presentation
------------------------------
The accompanying unaudited, consolidated, and condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein and are of a normal, recurring nature.

Given the seasonal nature of the specialty department store business, operating results for the thirteen week and for the 39 week periods ended November 2, 1996, are not necessarily indicative of the results that may be expected for the year ending February 1, 1997.

It is suggested that these condensed, consolidated, financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended February 3, 1996.


Note B - Acquisition of Steinbach Stores, Inc.
and Presentation of Financial Information
---------------------------------------------
As previously reported by the Company in its Quarterly Report on Form 10-Q for the period ended August 3, 1996, the Company acquired from the several shareholders (the "Steinbach Shareholders") of Steinbach Stores, Inc. ("Steinbach"), all of the issued and outstanding shares of the capital stock of Steinbach in exchange for 514,800 shares of the Common Stock of the Company, pursuant to the terms of an Agreement and Plan of Reorganization, dated November 17, 1995, as amended (the "Reorganization Agreement"), between the Company and the Steinbach Shareholders. As a result of this acquisition, Steinbach, which operates 15 retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont, became a wholly-owned subsidiary of the Company as of August 31, 1996. As a result of the terms of the Reorganization Agreement, prior to completion of the acquisition the results of Steinbach's operations through August 31, 1996, are reflected as a separate line item on the Company's consolidated condensed statements of income. Effective at the time of the acquisition on August 31, 1996, and thereafter, the Company consolidates the results of operations for and the financial condition of Steinbach, as a wholly-owned subsidiary.

         As used herein, the "Company" means Crowley, Milner and Company on a consolidated basis, including Steinbach, "Steinbach" means the Steinbach Stores, Inc., a wholly-owned subsidiary of Crowley, Milner and Company, and "Crowley's" means Crowley, Milner and Company without inclusion of Steinbach. Unless otherwise indicated, the discussions set forth herein pertains to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 1996 Compared to Thirteen Weeks Ended October 28, 1995

Crowley's net and comparable store sales for the quarter ended November 2, 1996 increased 5.5%, to $26.3 million, from the $25.0 million recorded for the quarter ended October 28, 1995. A substantial part of the sales increase occurred in September, when Crowley's undertook an extensive and aggressive sales promotion effort in order to move spring and summer clearance merchandise. For September and October, Steinbach reported net sales of $14,9 million. Inasmuch as the Company acquired only certain of Steinbach stores, comparable store sales figures for Steinbach are unavailable.

Crowley's gross profit, as a percentage of sales, exclusive of the operation of the Steinbach Stores, increased slightly from 33.3% to 33.7%.
Consolidating the operating results of Steinbach for September and October improved the gross profit percentage to 35.3%.

Impacting the 35.3% gross profit percentage were positive adjustments to both the merchandise and gift certificate redemptions ($250,000) and the accrual for provisions for merchandise returns ($225,000). Absent these two positive adjustments, the consolidated gross profit percentage nonetheless would have improved to 34.1%.

Exclusive of the operation of Steinbach Crowley's selling, general, and administrative expenses, expressed as a percentage of sales, decreased to 32.8% from 34.0%. The decrease was primarily attributable to the reallocation of a pro rata share of the corporate overhead to Steinbach. Taking into consideration the operating results of Steinbach for September and October, this percentage increased slightly to 35.1%.

The increase generally is attributable to the additional administrative and corporate expenses incurred in operating Steinbach.

On a consolidated basis, interest expense, expressed as a percentage of sales, decreased nearly 18% from approximately 2% of sales to 1.6% of sales. This improvement generally was attributable to the reduction in the nominal interest rate charged on the Company's revolving loan. The reduced interest rate (8.5% versus 9.25%, or prime plus .25%) was effective as of September 5, 1996. Miscellaneous income includes a $95,000 rent adjustment, and the elimination of a capital lease asset and its related long-term obligation resulting in a one-time long-term gain of approximately $377,000.

Exclusive of the operation of the Steinbach Stores, for the quarter ended November 2, 1996, Crowley's recorded a net loss of $29,565 compared to a net loss of $660,670 for last year's third quarter. The improvement generally is attributable to the reallocation of approximately $625,000 of corporate overhead to Steinbach's stores for September and October. On a consolidated basis, the Company recorded a net loss of $685,781, or $0.52 per share, compared to a net loss of $660,670, or $0.68 per share, for last year's third quarter.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position it was unable to tax effect the losses in either the current year's or the prior year's third quarter and nine month periods. Thus, pre-tax and after-tax results are the same.

Thirty-Nine Weeks Ended November 2, 1996 Compared To Thirty-Nine Weeks Ended October 28, 1995

Crowley's net and comparable store sales for the thirty-nine weeks ended November 2, 1996, increased 1.7%, to $71.1 million, from the $69.9 million recorded for the thirty-nine weeks ended October 28, 1995. On a consolidated basis, the Company reported net sales of $86.0 million. The $15 million in net sales reported by Steinbach for September and October represented over 43% of the total of the Company's consolidated net sales for these two months.

For the thirty-nine weeks ended November 2, 1996, the Company's gross profit percentage improved from 30.4% to 32.0%. The improvement in the Company's gross profit percentage reflects a trend which has continued throughout the current fiscal year. As previoiusly noted, this improvement generally can be attributed to efforts to enhance procedures to control inventory shrinkage, with a particular focus in revising and implementing loss prevention techniques and procedures. On a consolidated basis, the gross profit percentage improved to 33.1%. For a detailed explanation of the increase in the Company's gross profit percentage, please refer to the discussion included under the analysis of operating results for the thirteen weeks ended November 2, 1996.

Exclusive of the operation of Steinbach, on a year-to-date basis Crowley's selling, general, and administrative expenses, expressed as a percentage of sales, increased slightly from 34.2% to 35.0%. The increase generally was attributable to the increased expenses incurred in operating Steinbach pursuant to an interim operating agreement which was in place for the first seven months of the fiscal year. Taking into consideration the operating results of Steinbach for September and October, this percentage increased to 35.5%.

For the thirty-nine weeks ended November 2, 1996, on a consolidated basis the Company's interest expense, expressed as a percentage of sales, decreased slightly from 1.9% to 1.8%. As noted earlier, this improvement generally is attributable to the reduction in the nominal interest rate charged on the Company's revolving loan. Given that the change in rate was effective September 5, 1996, the year-to-date impact on the Company's interest expense is not as dramatic as the impact realized during the quarter.

Exclusive of the operations of Steinbach, for the thirty-nine weeks ended November 2, 1996, Crowley's reported a net loss of $2.9 million compared to a net loss of $3.7 million for the thirty-nine weeks ended October 28, 1995. The improvement generally was attributable to improved gross profit margins (see discussion above), and the reallocation of approximately $625,000 of corporate overhead to Steinbach for September and October. On a consolidated basis, the Company reported a net loss of $2.2 million, or $2.03 per share.

FINANCIAL CONDITION

Cash and cash equivalents decreased from $1.6 million to $442,000 in the thirteen weeks since August 3, 1996. Inasmuch as the third quarter reflects the most intense buying time of the fiscal year where inventories traditionally are at their highest levels, this decrease in cash and cash equivalents is neither surprising or unanticipated. The cash and cash equivalents balance of $442,000 represents a 76% increase from last year's balance of $251,000.

Investing activities used cash of $814,000 in the thirty-nine weeks this year compared to $233,000 in 1995. Investing activities included certain purchases related to the acquisition of Steinbach, and capital expenditures for the modernization and refixturing of existing stores.

Financing activities used cash of $11.9 million in the thirty-nine weeks this year compared to $4.8 million last year. This increase is attributable to increased borrowing on the Company's revolving line of credit in order to fund merchandise purchases for both Crowley's and Steinbach. This is reflected in the increase in the net borrowing on the Company's line of credit from $6.1 million last year to $12.0 million at November 2, 1996. Given that the Company was able to secure an increase in its revolving line of credit from $12 million to $24 million effective as of September 5, 1996 (see discussion included in the Form 10-Q filed for the quarter ended August 3, 1996), and inasmuch as the Company now is funding the operations of Crowley's and Steinbach -- two specialty department store operations of comparable size -- the increase in cash used for financing activities is not unexpected.

The short-term financial effect of the Company's acquisition of Steinbach, coupled with the Company's change in its method of valuing inventories from the last-in, first-out (LIFO) to the first-in, first-out (FIFO) method has improved the Company's working capital. At November 2, 1996, the Company's working capital increased to $12.2 million, a significant 32.3% improvement from the $9.2 million of working capital available at October 28, 1995.

OTHER DEVELOPMENTS

As a result of the Company's acquisition of Steinbach, effective September 1, 1996 the Company operates 10 stores in the Detroit metropolitan area, and fifteen stores in the states of Connecticut, New Hampshire, New York, New Jersey, Vermont and New York. With respect to the Steinbach store located in North Utica, New York, the landlord advised the Company during the recently completed quarter of its intention to exercise its right to terminate the lease. The North Utica store conducted a going-out-of-business sale, and is scheduled to close its doors permanently on or before December 31, 1996. The North Utica store reported sales of $3.0 million during the current fiscal year. Final profitability figures are not yet available, but the North Utica locatioin was one fo the Company's weakest stores in terms of profitability.

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

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)        Reports on Form 8-K:  None.

         (b)     Exhibits:

                 No.     Description
                 ---     -----------
                 27      Financial Data Schedule (EDGAR filing only)







































                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CROWLEY, MILNER AND COMPANY
                                          (Registrant)


DATE: December 17, 1996           By   /S/ John R. Dallacqua
                                       -----------------------
                                       John R. Dallacqua
                                       Vice President-Finance and Chief
                                       Financial Officer (principal
                                       financial and accounting officer
                                       and duly authorized officer)