Form 10-Q/A
period 1996-11-02
CROWLEY MILNER & CO
filed 1997-01-10
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20548



                                  FORM 10-Q/A
                               (Amendment No. 1)

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

         The Registrant files this Form 10-Q/A (Amendment No. 1) solely to revise Part I -- Financial Information, Item 1. Financial Statements to correct a typographical error in the Condensed Consolidated Statements of Income for the nine months ended November 2, 1996, pursuant to which the description of the line item "Earnings (loss) from operation of Steinbach" has been changed to read "(Earnings) loss from operation of Steinbach".

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       NINE MONTHS ENDED          THREE MONTHS ENDED
                    NOVEMBER 2   OCTOBER 28     NOVEMBER 2     OCTOBER 28
                        1996         1995           1996           1995
                   (CONSOLIDATED                (CONSOLIDATED
                     09/01/96)  (AS RESTATED)    09/01/96)    (AS RESTATED)
                    -----------   -----------    ------------  -----------
Net Sales           $86,022,297  $69,920,344     $41,255,148   $24,963,823
Cost of merchandise
  and services sold  57,545,476   48,658,017      26,706,592    16,664,456
                     ----------   ----------      ----------    ----------
                     28,476,821   21,262,327      14,548,556     8,299,367
Operating, selling,
  general and admin-
  istrative expenses 30,505,417   23,919,408      14,496,766     8,494,102
                     ----------   ----------      ----------     ---------
                     (2,028,596)  (2,657,081)         51,790      (194,735)
Other charges (credits):
  Interest expense    1,541,412    1,308,498         668,994       492,459
  Investment income    (112,077)     (73,323)        (60,158)      (24,889)
  Other                (429,857)    (157,493)       (427,969)       (1,635)
  (Earnings) loss from
    operation of
    Steinbach          (837,213)           -         556,704             -
                      ---------    ---------       ---------     ---------
Loss before income
  taxes              (2,190,861)  (3,734,763)       (685,781)     (660,670)
Income tax credit             -            -               -             -
                     ----------    ---------        --------      --------
Net loss            $(2,190,861) $(3,734,763)      $(685,781)    $(660,670)
                      =========    =========         =======       =======
Net loss per share       $(2.03)      $(3.87)         $(0.52)       $(0.68)
                           ====         ====            ====          ====
Dividends per share       $0.00        $0.00           $0.00         $0.00
                           ====         ====            ====          ====
Average number of
 Common equivalent
 shares outstanding
 for earnings per
 share                1,077,016      966,069       1,320,895       966,069
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


                                  CROWLEY, MILNER AND COMPANY
                                          (Registrant)


DATE: January 10, 1997            By   /S/ John R. Dallacqua
                                       -----------------------
                                       John R. Dallacqua
                                       Vice President-Finance and Chief
                                       Financial Officer (principal
                                       financial and accounting officer
                                       and duly authorized officer)