Form 10-K
period 1997-02-01
CROWLEY MILNER & CO
filed 1997-05-01
CIK 25871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 1, 1997
                                       or
         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

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


             2301 West Lafayette Boulevard, Detroit, Michigan 48216 (Address of principal executive offices with zip code)

      Registrant's telephone number, including area code:  (313) 962-2400

   Securities registered pursuant to Section 12(b) of the Act:   Common Stock
                                                       (Title of each class)
      Name of each Exchange on which registered:   American Stock Exchange

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

Indicate by check mark whether the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K: [   ]

As of April 9, 1997, there were 1,511,054 shares of the registrant's Common Stock outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on the American Stock Exchange on such date) was $4,890,635.

Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held May 22, 1997, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS

PART I                                                                    PAGE
Item 1       Business......................................................  3
             General.......................................................  3
             Marketing and Merchandising...................................  4
             Store Design, Expansion and Remodeling........................  5
             Information Systems...........................................  6
             Credit Policy.................................................  6
             Leased Departments............................................  7
             Competition...................................................  7
             Employees.....................................................  7
Item 2       Properties....................................................  8
             Corporate Headquarters and Crowley's Distribution Center......  8
             Steinbach Distribution Center.................................  9
             Retail Department Stores......................................  9
Item 3       Legal Proceedings ............................................ 10
Item 4       Submission of Matters to a Vote of Security Holders........... 10

PART II
Item 5       Market for the Registrant's Common Stock and Related Matters.. 11
Item 6       Selected Financial Data....................................... 12
Item 7       Management's Discussion and Analysis of Results
             of Operations and Financial Condition......................... 13
             Results of Operations......................................... 13
             Financial Condition........................................... 16
Item 8       Financial Statements and Supplementary Data................... 17
Item 9       Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure........................ 17

PART III
Item 10      Directors and Executive Officers of the Registrant............ 18
Item 11      Executive Compensation........................................ 18
Item 12      Security Ownership of Certain Beneficial Owners and
             Management.................................................... 18
Item 13      Certain Relationships and Related Transactions................ 18

PART IV
Item 14      Exhibits, Financial Statement Schedules and Reports
             on Form 8-K................................................... 19

Report of Independent Auditors............................................. 22
Consolidated Balance Sheets at February 1, 1997 and February 3, 1996....... 23
Consolidated Statements of Operations for the fiscal years ended February 1,
    1997, February 3, 1996, and January 28, 1995........................... 24
Consolidated Statements of Shareholders' Equity for the fiscal years ended
    February 1, 1997, February 3, 1996, and January 28, 1995............... 25
Consolidated Statements of Cash Flows for the fiscal years ended February 1,
    1997, February 3, 1996, and January 28, 1995........................... 26
Notes to Consolidated Financial Statements................................. 27
Financial Statement Schedules:  Schedule II -- Valuation and Qualifying
    Accounts............................................................... 38
Signatures................................................................. 39

  The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report, and to advise readers that various factors, including national and regional economic conditions and competitive factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Crowley, Milner and Company, a Michigan corporation, ("Crowley's") is engaged in the operation of nine retail specialty department stores in the Detroit-metropolitan and suburban Flint, Michigan areas. Crowley's has operated continuously for over 90 years since it was founded in 1914.
Crowley's also owns Steinbach Stores, Inc. ("Steinbach"), an Ohio corporation, which operates 14 retail specialty department stores in the states of Connecticut, New York, New Hampshire, New Jersey and Vermont. Both Crowley's and Steinbach (collectively referred to as the "Company") are quality fashion department stores selling moderate-priced lines in women's, men's and children's apparel, accessories and decorative home furnishings. In addition to its own merchandise, the Company offers shoes, fine jewelry, millinery, furs and maternity goods, as well as beauty salon services, through leased departments operated by independent lessees. The Company uses a 52-53 week fiscal year, with its fiscal year ending on the Saturday closest to January 31 for financial reporting purposes, a practice typical in the retail industry.

         Effective September 1, 1996, Crowley's acquired all of the issued and outstanding stock of Steinbach, in exchange for 514,800 shares, representing approximately 35% of the issued and outstanding shares, of newly-issued common
stock of Crowley's.    This transaction was accounted for as a purchase.
Crowley's had been operating Steinbach since January 1, 1996, under an Interim Operating Agreement, and incurred a cumulative loss of approximately $120,000 during the period from January 1 to September 1, 1996, as a result of such operations. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

         To achieve greater economies of scale, the Company has centralized many of the corporate operations of both the Crowley's and Steinbach stores at its headquarters located in Detroit, Michigan, including the buying, advertising and sales promotion, data processing and accounting functions. Receiving, marking, and distribution for Crowley's and Steinbach are performed through two separate distribution facilities, a Company-owned and operated facility located in Detroit, Michigan, for the nine Crowley's stores, and a contracted distribution operation located in Eatontown, New Jersey, for the 14 Steinbach stores.

         The Company has recently enlarged the Crowley's store located in the New Center area north of downtown Detroit, Michigan, by approximately 12,000 square feet (25% of its previous size), is negotiating to expand the Steinbach store in Brick, New Jersey by approximately 11,000 square feet (also 25% of its previous size) and is finalizing arrangements to open a new Steinbach store in Cortlandt, New York (Westchester County) which will have approximately 42,000 square feet of selling area. In December 1996 the Company closed a Steinbach store located in North Utica, New York, and in March 1997 the Company closed a Crowley's store located in Birmingham, Michigan. In both cases, the closure resulted from the landlord's decision to find new commercial uses for the property. Both of these stores had been only marginally profitable in good years and had generally incurred operating losses after taking into account allocated overhead expenses of the Company.

MARKETING AND MERCHANDISING

         Marketing Strategy. The Company's merchandising strategy is directed at offering and promoting nationally-advertised brand name merchandise recognized for style and value, together with private-label merchandise purchased through Frederick Atkins, Inc., a national association of major retailers that provides its members with group purchasing opportunities. The Company's stores offer an extensive selection of fashion apparel, cosmetics and accessories, home furnishings, luggage and other merchandise in a broad range of styles, sizes and colors for all members of the family. Nationally-advertised brand names emphasized by the Company include Liz Clairborne, Coach, Levi Strauss, London Fog, Alfred Dunner, Haggar, Bugle Boy, Lee, Calvin Klein, Estee Lauder, Lancome, and Clinique. The Company's overall merchandising strategy includes the development of monthly, seasonal and annual merchandising plans for each store and each department within its stores. Management monitors sales, gross margin performance and inventory levels against the operating plan on a daily basis. The Company strives to maintain flexibility in its overall merchandising plan in order to respond quickly to changing consumer preferences, seasonal factors such as weather conditions and other selling opportunities. Management continually seeks to improve its merchandise mix to increase overall margins and inventory turnover and reduce the need for markdowns and promotional sales. Both the Crowley's and Steinbach stores carry substantially the same merchandise, but in different mixes according to individual market demands. The mix of merchandise in a particular store may also vary depending on the size of the store. Management believes that well-stocked stores and frequent promotional sales contribute significantly to sales volume. The Company does not maintain a clearance center, choosing rather to liquidate slow-moving merchandise through its existing stores.

         The percentage contribution to sales by major class of merchandise for the last three fiscal years for the Crowley's stores was as follows:

                                                                    Fiscal Year Ended
                                                   -----------------------------------------------

                                                     February 1,      February 3,      January 28,
                                                       1997             1996             1995
                                                       ----             ----             ----
Women's apparel and accessories . . . . . . . . .      46.8%            47.3%            49.0%
Men's apparel and accessories . . . . . . . . . .      19.5%            19.3%            19.4%
Children's apparel  . . . . . . . . . . . . . . .       8.9%             9.3%             9.4%
Cosmetics . . . . . . . . . . . . . . . . . . . .       4.5%             4.1%             3.0%
Shoes, jewelry, furs and other
   leased departments . . . . . . . . . . . . . .      11.5%            11.4%            11.7%
Housewares and luggage  . . . . . . . . . . . . .       8.8%             8.6%             7.5%
                                                     ------           ------           ------
         Totals . . . . . . . . . . . . . . . . .     100.0%           100.0%           100.0%
                                                     ======           ======           ======

         Sales Promotion. The Company primarily uses newspaper, radio and direct mail advertising, as well as in-store events to stimulate the interests of customers. Its promotional strategy includes seasonal promotions directed at selected items and frequent store-wide sales events to highlight brand-name merchandise and promotional pricing. The Company receives reimbursement for certain of its promotional activities from certain of its vendors. During the past three years, the Company has increased its advertising budget for direct mail advertising as a result of more efficient use of its information database of customers and customer preferences. The Company's stores experience seasonal sales and earnings patterns typical of the retail industry. Peak sales occur during the Christmas holiday season (Thanksgiving to January 1), the Spring season (generally Easter through Father's Day) and the Fall season (generally from the middle of August to the middle of October).

         Purchasing. The Company purchases merchandise from dozens of suppliers, no one of which accounted for as much as 5% of the Company's net purchases in the fiscal year ended February 1, 1997 ("Fiscal 1996"). The Company employs 25 buyers. In order to provide purchasing efficiencies and consistency of product selection throughout all Company stores, all but two of the Company's buyers are located at Company headquarters in Detroit, Michigan. Given the special demands of the merchandise, the Company's dress buyer and the Steinbach cosmetic buyer are located in New York. In Fiscal 1996, the Company purchased between 15% to 20% of its merchandise from Frederick Atkins. Excluding Frederick Atkins, the ten largest suppliers of merchandise during Fiscal 1996 were Liz Claiborne, Alfred Dunner, Haggar, Sag Harbor, Jockey, Lee, Levi Strauss, Hanes, Coach, and Estee Lauder, and purchases from these suppliers, as a group, accounted for approximately 30% of net purchases during the year. Management believes that alternative sources of supply are available for each category of merchandise it purchases, and that its relationships with suppliers are generally very good.

         Merchandise Distribution. The Company's point-of-sale, in-store technology captures daily information about sales and in-store inventory levels, which provides management and buyers with data to analyze trends on a daily basis, to identify fast and slow-selling merchandise, and to respond to customer preferences when making buying and markdown decisions. Merchandise is shipped to the Company's 23 stores in two ways: either directly from certain vendors, in pre-packaged, pre-priced condition, or through one of the Company's two regional distribution centers. At the distribution centers, merchandise is sorted, inspected for quality, recorded into inventory, priced with a UPC bar-coded label (if not already priced by the manufacturer) and loaded on truck for delivery to stores. Each distribution center has highly automated conveyor, racking and sorting equipment and computerized inventory controls systems. The Company generally does not warehouse apparel merchandise, but distributes it to stores promptly.

STORE DESIGN, EXPANSION AND REMODELING

         The Company's goal is to achieve continued growth in sales and margins by maintaining and improving market share in its existing markets and by expanding into markets populated by the type of customers attracted to the Company's merchandise. Management believes that the Company's existing distribution facilities are capable of administering a retail organization of substantially greater sales volume, and to this end the Company is continually exploring ways of expanding its number of retail locations and per store sales volume. The Crowley's stores are generally located in secondary regional malls surrounding the metropolitan Detroit area, with one store in the near-downtown area and one in a regional mall in Flint, Michigan, about 50 miles northwest of Detroit. The Steinbach stores are located in suburban areas and in smaller out-state communities and in many instances are the largest or best-known retail apparel operation within the local market area. During Fiscal 1996, the Company began to implement the expansion of two existing stores by approximately 25% in size each, and was forced to close two marginally profitable stores due to action by the respective landlord for each store. The Company is presently negotiating to lease a Steinbach store in Cortlandt, New York, and expects to occupy this space in time for the Fall 1997 selling season.

         As the consolidation of retail apparel stores continues, the Company is frequently presented with opportunities to consider store acquisition from other retailers in the New England, Midwest and Midsouth regions of the country. Balanced against the Company's limited capital resources at present, it is nonetheless management's intention to expand through store acquisition where the opportunity is believed to be favorable.

INFORMATION SYSTEMS

         All of the Company's major information systems are computerized, including its merchandise, inventory, payroll, and financial reporting systems. Every store processes each sales transaction through point-of-sale (POS) terminals that connect on-line with the Company's mainframe computer located at its corporate offices located in Detroit, Michigan. This system provides detailed reports on a real-time basis of current sales, gross margin and inventory levels by store, department, vendor, class, style, color and size.

         The Company continues its efforts to enhance a variety of programs with its vendors, including an automated replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order and charge-back entry. Such systems have automated certain merchandise purchasing processes.

         Management expects to realize benefits in selling and general and administrative costs as a result of refining the information systems which currently are in place, and implementing new information systems. The Company continually upgrades its information systems to improve operations and support future growth. Currently, the Company is evaluating all of its information systems in order to address the issues which may be created by the "Year 2000" programming problem, a challenge currently faced by many users of computerized information systems.

CREDIT POLICY

         Both Crowley's and Steinbach issue their own proprietary credit card, which management believes enhances the Company's ability to generate sales and retain customer loyalty. The Crowley's credit card is financed with Beneficial National Bank USA ("Beneficial"), and the Steinbach credit card is financed with Alliance Data Systems ("Alliance"), the successor to National City Bank. As is typical with third-party credit card administered programs, both Beneficial and Alliance assume the credit risk inherent in this type of financing program in exchange for a discount charged to the Company. Credit authorization decisions are made by Beneficial and Alliance in accordance with their standard credit policies.

         Crowley's and Steinbach had 6,864 and 69,678 active credit accounts as of February 1, 1997. Sales of merchandise made using the Crowley's and Steinbach credit cards were approximately 3.4% and 26.8% of net sales, respectively, during Fiscal 1996. A new credit card solicitation program has been established at Crowley's to parallel the charge activity at the Steinbach stores. The typical credit program offered by both Beneficial and Alliance to the Company's customers requires a minimum monthly payment of the outstanding balance. Finance charges are currently assessed on unpaid balances of both the Crowley's and Steinbach cards at the rate of Prime + 13.15%. A late charge fee on delinquent accounts for Crowley's and Steinbach is currently assessed at a rate of $15. The Company is presently evaluating enhancements to both the Beneficial and Alliance programs in fiscal 1997.

         In addition, sales under third party credit card programs (VISA, MasterCard, Discover and American Express) for Crowley's and Steinbach were 62.8% and 37.5% of net sales, respectively, during Fiscal 1996. These credit card programs enable the Company to capture data about its customers and their buying preferences and habits, which enhances the Company's ability to implement a more effective advertising and promotional strategy.

LEASED DEPARTMENTS

         The Company offers shoes, fine jewelry, millinery, furs and maternity goods, as well as beauty salon services, through leased departments. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Management believes that while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments inasmuch as the lessee assumes substantially all operating expenses of the department. This allows the Company to reduce its level of selling, advertising, and other general and administrative expenses associated with leased department sales. For Crowley's, leased department sales as a percent of total sales were 11.5%, 11.4%, and 11.7% in Fiscal 1996, 1995 and 1994, respectively. Gross margin applicable to the leased departments was 13.7%, 13.5%, and 13.7% in Fiscal 1996, 1995, and 1994, respectively. For Steinbach, leased department sales as a percentage of sales were 5.6% for the period from September 1, 1996, through February 1, 1997. Gross margin applicable to the leased departments was 15.0% for this period. Comparable sales and gross margin information for previous periods is not available.

COMPETITION

         The retail department store and specialty apparel businesses are highly competitive. Given this, and the trend towards consolidation of competitors within the retail industry, the competition facing the Company is intense and is expected to remain so. Both Crowley's and Steinbach compete with a multitude of retail department stores in their market areas, including branches of regional and local companies which are substantially larger in size as well as smaller department stores. Several national retailers have opened stores in the Crowley's store market area within the last few years. In addition, competition from specialty stores and boutiques, as well as off-price merchandisers, is an important factor. Similar merchandise is generally available to competitors at approximately the same cost. The principal methods of competition are price, service, and quality of merchandise. The Company is unable to estimate the number of competitors or its competitive position. In addition, the ongoing impact of the new competition on the Company's sales and earnings cannot be quantified at this time.

EMPLOYEES

         General. At February 1, 1997, the Company employed approximately 800 full-time and 1,200 part-time persons. The Company's sales in its fourth quarter traditionally have been materially greater than sales in the other three quarters due to seasonal buying patterns of consumers. As a result, the number of employees increased during the fourth quarter to a maximum of approximately 2,400 persons. An average of 1,900 employees were employed during the remaining three fiscal quarters of the year.

         To attract and retain qualified employees, the Company offers a 20% discount on most merchandise purchases, participation in a 401(k) Retirement Savings Plan to which the Company may make an annual contribution (the Company made a 25% match of employees' contributions during Fiscal 1996). In addition, vacation, sick and holiday pay benefits as well as contributory health care, accident, death, disability and dental plans are made available to the employee and eligible beneficiaries. The Company also has a performance-based incentive pay program for certain of its officers and key employees and sponsors a stock option plan that provides for the grant of stock options and restricted stock to certain officers and key employees of the Company.


ITEM 2.  PROPERTIES

         Crowley's currently operates one central corporate office and distribution center, and nine department stores. Steinbach currently operates 14 department stores. Set forth below are brief descriptions of these properties.

CORPORATE HEADQUARTERS AND CROWLEY'S DISTRIBUTION CENTER

         The Company's corporate headquarters and Crowley's distribution center are located in a single building at 2301 West Lafayette Boulevard, Detroit, Michigan, which is being acquired under a lease-purchase agreement with The Economic Development Corporation of the City of Detroit. The Company's headquarters occupy approximately 42,000 square feet of this facility, and within these offices are located the executive officers of the Company, its buying, treasury, accounting, personnel/human resources, accounts payable and management information systems operations. Crowley's distribution facility was designed and equipped to meet Crowley's long-term merchandise distribution needs, and enhances Crowley's ability to quickly respond to changing customer preferences. Crowley's receives most of its merchandise at its 55,000 square foot facility which is strategically located to service economically Crowley's existing store locations in the Detroit and Flint metropolitan areas. Currently, merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. The Company generally does not warehouse apparel merchandise, but distributes the merchandise to stores promptly. Frequent distribution during the week enables the Company to respond quickly to fashion and market trends and ensure merchandise displays and store stockrooms are well stocked.

         Effective at the end of April 1995, the Company's sublease of approximately 70,000 square feet of this facility and a portion of the adjacent parking area to Greyhound Lines, Inc.

expired. The Company currently is attempting to sell or lease this entire facility. See Note D of the Notes to Consolidated Financial Statements.



STEINBACH DISTRIBUTION CENTER

         The Steinbach distribution facility is leased from a third party by a Contractor who is engaged in the business of operating warehousing and distribution centers. Steinbach and the Contractor have entered into an operating agreement which provides that the Contractor will process the warehousing and distribution services of the Steinbach stores. The Contractor is compensated for these services on a per piece basis. Management believes that the retention of a contractor to provide warehousing and distribution services for the Steinbach operations compares favorably to the alternative of the Company operating a separate distribution center. The operating agreement extends through January 1998.

         Steinbach receives most of its merchandise at this 100,000 square foot facility. Currently, merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. The Company generally does not warehouse apparel merchandise, but distributes the merchandise to stores promptly. Frequent distribution during the week enables the Company to respond quickly to fashion and market trends and ensure merchandise displays and store stockrooms are well stocked.

RETAIL DEPARTMENT STORES

         The table below sets forth information about the 23 retail department stores currently operated by the Company. All store locations are leased except for the Crowley's store located at Tel-Twelve Mall in Southfield, Michigan, which was acquired with the proceeds of tax-exempt bonds issued by The Economic Development Corporation of the City of Southfield in 1985. Management believes that these properties, as well as its furniture, fixtures and furnishings, and machinery and equipment, are well maintained, suitable and adequate for their intended uses, and in general are fully utilized.

                                                                             Expiration          Option
                                             Approximate       Owned or      of Current         Available
Store Location                             Square Footage      Leased        Lease Term          Through
--------------                             --------------    -----------     ----------          -------
Crowley Division:
  Dearborn, Michigan (Westborn)   . . . . . .  106,000        Leased         February 2004          --
  Roseville, Michigan (Macomb Mall)   . . . .  127,000        Leased         November 2001          --
  Livonia, Michigan (Livonia Mall)  . . . . .  127,000        Leased         January 2000           --
  Detroit, Michigan (New Center)  . . . . . .   57,256        Leased         August 2006          2026
  Farmington Hills, Michigan  . . . . . . . .   81,900        Leased         August 1998            --
  Sterling Heights, Michigan
      (Lakeside Mall)   . . . . . . . . . . .  115,300        Leased         February 2006        2026
  Warren, Michigan (Universal Mall)   . . . .  102,400        Leased         September 2000       2020
  Southfield, Michigan (Tel-Twelve Mall)  . .   57,000        Owned          *
  Southfield, Michigan (Tel-Twelve Mall)  . .   12,665        Leased         October 2015         2035
  Burton, Michigan (Courtland Center)   . . .   61,000        Leased         August 2001          2011


-------------
  *The land for this store is leased until February 2016.

Steinbach Division:
  Plattsburgh, New York
      (Champlain Center Mall)   . . . . . . .    52,825       Leased         July 2012              2037
  Watertown, New York
       (Salmon Run Mall)  . . . . . . . . . .    52,825       Leased         November 2011          2021
  New Hartford, New York  . . . . . . . . . .    49,650       Leased         March 2011               --
  Glen Falls, New York  . . . . . . . . . . .    34,755       Leased         March 2003               --
  Clifton Park, New York
      (Clifton Country Mall)  . . . . . . . .    54,175       Leased         December 2010          2020
  Newburgh, New York (Newburgh Mall)  . . . .    24,820       Leased         January 2000           2010
  Tarrytown, New York   . . . . . . . . . . .    13,725       Leased         January 2001           2006
  Fairfield, Connecticut  . . . . . . . . . .    71,460       Leased         January 2002           2012
  Hamden, Connecticut   . . . . . . . . . . .    58,850       Leased         January 2002           2012
  Waterford, Connecticut
      (Waterford Shopping Center)   . . . . .    36,075       Leased         March 2005             2015
  Red Bank, New Jersey  . . . . . . . . . . .    33,330       Leased         January 1998           2003
  Brick, New Jersey (Brick Plaza)   . . . . .    43,000       Leased         July 1999              2009
  Concord, New Hampshire
       (Steeplegate Mall)   . . . . . . . . .    51,245       Leased         December 2014            --
  Burlington, Vermont (Universal Mall)  . . .    60,000       Leased         September 1998         2018

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in various routine legal proceedings and claims incidental to the normal conduct of its business, which are not material to the financial condition or results of operations of the Company, either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

         The principal market on which the Company's common stock is traded is the American Stock Exchange, where the stock trades under the symbol COM. As of April 9, 1997, there were 148 record holders of the Company's Common Stock according to the records maintained by the Company's stock transfer agent. The following table sets forth, for the periods indicated, the range of high and low sales prices on such Exchange for each quarter in the two fiscal years ended February 1, 1997:

                                                         High             Low
                                                         ----             ---
         Fiscal Year Ended February 1, 1997:
                 First Quarter  . . . . . . . . . . .   $ 6.00           $ 4.375
                 Second Quarter . . . . . . . . . . .     7.25             5.00
                 Third Quarter  . . . . . . . . . . .    11.75             6.875
                 Fourth Quarter . . . . . . . . . . .    11.75             6.00

         Fiscal Year Ended February 3, 1996:
                 First Quarter  . . . . . . . . . . .   $ 4.75           $ 3.50
                 Second Quarter . . . . . . . . . . .     5.00             3.875
                 Third Quarter  . . . . . . . . . . .     4.75             3.00
                 Fourth Quarter . . . . . . . . . . .     6.00             4.00

         During the two fiscal years ended February 1, 1997, the Company has not paid or declared cash dividends in respect of its Common Stock. Under the terms of the Company's three-year line of credit, the Company's ability to pay dividends on its Common Stock is restricted. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Note D of the Notes to Financial Statements for a description of this line of credit. The Company's ability to pay cash dividends in the future will depend upon its future earnings, results of operations, capital requirements and financial condition, its ability to obtain modification of its debt covenants and such other factors as the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain consolidated historical financial data of the Company for each of the years in the five-year period February 1, 1997. All information is presented in accordance with generally accepted accounting principles. This information should be read in conjunction with the audited consolidated financial statements of the Company appearing elsewhere herein, and the report thereon of Ernst & Young LLP, independent auditors for the Company.

                                                                    FISCAL YEAR ENDED
                                                                    -----------------
                                             FEBRUARY    FEBRUARY 3,  JANUARY 28,   JANUARY 29,   JANUARY 30,
                                             1, 1997        1996          1995          1994          1993
                                                ----        ----          ----          ----          ----
                                                         (RESTATED)    (RESTATED)    (RESTATED)    (RESTATED)
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIO)
 OPERATIONS:
   Net sales including leased departments     $153,003      $105,863      $109,927      $106,935     $106,349
   Cost of merchandise and services sold       100,688        71,540        74,519        71,553       70,453
   Operating expenses (includes
     restructuring charge of  $1,900,000
     for 1993)                                  48,868        33,446        33,784        34,389       39,391
   Interest expense                              2,562         1,805         1,615         1,366        1,394
   Earnings (loss) before income taxes           2,082        (1,560)          286          (102)      (4,737)
   Federal income tax expense                      270           280          (250)         (210)        (270)
   Net earnings (loss)                           1,812        (1,840)          536           108       (4,467)
   Dividends paid                                   --            --            --            --           --
   Capital expenditures                          2,402           504           527            57          626
   Depreciation and amortization                 1,356         1,317         1,671         2,128        2,626
   Cash provided by (used in) operations        (6,750)       (1,758)        1,654        (4,933)       3,560
 PER SHARE:
   Net earnings (loss)                           $1.46       $ (1.87)        $0.44         $0.09      $ (4.39)
   Dividends paid                                   --            --            --            --           --
   Shareholders' equity                          11.71         13.61         15.53         15.34        15.34
   Market price -- high                          11.75          6.00         11.88         12.13         8.75
   Market price -- low                            4.37          3.00          3.75          3.07         4.50
 FINANCIAL POSITION:
   Working capital                             $12,930        $9,456       $11,974       $11,515       $6,677
   Ratio of current assets to current            1.32x         1.56x         1.90x         1.75x        1.38x
 liabilities
   Inventories                                 $46.556       $21,251       $21,824       $21,474      $17,838
   Properties -- net                            12,619         9,759        10,572        11,715       13,896
   Total assets                                 70,688        40,900        40,938        43,278       41,746
   Long-term debt (including capital
       lease obligations)                       11,058         9,076         9,766        10,442        7,013
   Shareholders' equity                         17,646        13,148        16,275        15,617       15,619
   Shareholders' return on equity                10.3%            --          3.3%          0.7%           --

----------
Note: All per share calculations for years prior to fiscal 1994 have been adjusted to reflect the 2-for-1 stock split which occurred May 25, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following table sets forth operating data from the Company's Consolidated Statements of Operations stated as a percentage of net sales for the fiscal years indicated.


                                                                             Fiscal Year Ended
                                                     ----------------------------------------------------------------
                                                             February 1,       February 3,      January 28,
                                                               1997               1996             1995
                                                               ----               ----             ----
         Net Sales  . . . . . . . . . . . . . . . . . . . . .  100.0%             100.0%           100.0%
         Cost of merchandise and services sold  . . . . . . .   65.8               67.6             67.8
         Gross Margin . . . . . . . . . . . . . . . . . . . .   34.2               32.4             32.2
         Operating expense. . . . . . . . . . . . . . . . . .   31.9               31.6             30.7
         Interest expense . . . . . . . . . . . . . . . . . . .  1.7                1.7              1.5
         Other income (expense) net . . . . . . . . . . . . . .  0.8               (0.6)             0.3
         Earnings (loss) before income taxes  . . . . . . . . .  1.4               (1.5)             0.3
         Net earnings (loss)  . . . . . . . . . . . . . . . . .  1.2               (1.5)             0.5

Fiscal 1996 compared with Fiscal 1995

         The Company reported net income of $1.8 million for Fiscal 1996 ($1.46 per share), compared with a restated net loss of $1.8 million for the fiscal year ended February 3, 1996 ("Fiscal 1995") ($1.87 per share) and restated net income of $0.5 million for the fiscal year ended January 28, 1995 ("Fiscal 1994") ($0.44 per share). Earnings for Fiscal 1995 were restated as a result of a change from the last-in, first-out ("LIFO") inventory method to the first-in, first-out ("FIFO") inventory method -- see Note A, Change in Method of Accounting for Inventories, in Notes to Consolidated Financial Statements. The Company's Fiscal 1996 earnings performance was the best in the past ten years. Crowley's same store sales of $106.7 million in Fiscal 1996 exceeded Fiscal 1995 sales of $105.9 million. Consolidated sales, which include sales from the Steinbach Stores since their acquisition by Crowley's at September 1, 1996, exceeded $153 million. For the year, sales from the Steinbach Stores exceeded $87 million. Assuming the sales from the Steinbach Stores had been consolidated for the entire year, total sales for the Company would have exceeded $194 million.

         Crowley's gross profit percentage, exclusive of the operation of the Steinbach Stores, increased to 33.1% in Fiscal 1996 compared to 32.4% last year. For the five months from September 1, 1996 through February 1, 1997, Steinbach's gross profit percentage was 36.8%. Consolidating Steinbach's operating results for the five months beginning September 1 improved the Company's gross profit percentage further to 34.2% for Fiscal 1996. Impacting the gross profit percentage were the following: positive adjustment for the provision for merchandise and gift certificate redemptions of $250,000 (third quarter); positive adjustment for the provision for merchandise returns of $225,000 (third quarter); negative adjustment related to a provision for loss related to the closing of the Crowley's Birmingham store of $450,000 (fourth quarter); negative adjustment related to the provision for certain additional costs related to the Steinbach inventory of $300,000 (fourth quarter); and lower of cost or market ("LOCOM") inventory adjustments of $200,000 (fourth quarter). Notwithstanding the significant negative adjustments which the Company booked to its cost of merchandise, the Company's gross profit percentage improved from 34.2% in 1996 compared to 32.4% in Fiscal 1995. Management attributes the improvement in the gross profit percentage to year-long efforts to control inventory shrinkage, with a particular focus in revising and implementing loss prevention techniques and procedures.

         On a consolidated basis, the Company's Fiscal 1996 selling, general, and administrative expenses were 31.9% of sales. The negligible increase from 31.6% to 31.9% from last year is attributed to expenses incurred in absorbing the Steinbach operations. The continuing decrease in these expenses as a percentage of sales is attributed to management's continued and diligent efforts in managing these costs. Exclusive of the operation of the Steinbach stores, Crowley's Fiscal 1996 selling, general, and administrative expenses, expressed as a percentage of sales, increased slightly to 32.0% from 31.6%. Pursuant to the provisions of the Interim Operating Agreement (see Note B, Steinbach Stores Acquisition, in Notes to Consolidated Financial Statements) Crowley's operated the Steinbach stores from February 4, 1996, through August 31, 1996, and did not allocate any corporate overhead to the Steinbach stores during this period. Assuming corporate overhead expenses had been allocated, Crowley's Fiscal 1996 selling, general, and administrative expenses would be 30.3% of sales. For the five months from September 1, 1996, through February 1, 1997, Steinbach's selling, general, and administrative expenses, expressed as a percentage of sales, were 32.9% of sales.

         Exclusive of the operation of the Steinbach stores, interest expense declined slightly to 1.68% from 1.70%, as a percentage of sales. This improvement was generally attributable to the reduction in the nominal interest rate charged on the Company's revolving loan. The reduced interest rate (prime plus .25% versus prime plus 1%) was effective as of September 5, 1996 (see Note D, Financing Arrangements in Notes to Consolidated Financial Statements). On a consolidated basis, the Company's interest expense remained at 1.70% of sales when comparing Fiscal 1996 interest expense to the interest expense in Fiscal 1995. Notwithstanding the favorable interest rate reduction experienced during Fiscal 1996, as a result of vendor prepayments and deposits that the Company made during the first two quarters of Fiscal 1996, interest as a percent of sales matched last year's performance. See Note A, Change in Method of Accounting for Inventories, in Notes to Consolidated Financial Statements, for details related to the vendor prepayments. In the third and fourth quarter of 1996, the Company experienced a dramatic decrease in requested prepayments from vendors.

         As is more fully detailed in Note B, Steinbach Stores Acquisition, in Notes to Consolidated Financial Statements, Crowley's acquired all of the stock of Steinbach Stores, Inc., an Ohio corporation ("Steinbach") effective as of August 31, 1996 (the "Acquisition"). From December 31, 1995, until the consummation of the Acquisition, Crowley's operated the 15 department stores to be acquired as part of the Acquisition (the "Acquired Stores"), with all of the revenues and all of the costs and expenses related thereto accruing for the account of Crowley's. In this regard, other income in Fiscal 1996 includes $0.8 million generated from operating these Steinbach stores from February 4, 1996, through August 31, 1996. Last year, other expense was charged $957,000 for operating the Steinbach stores, and for costs associated with the Acquisition.

Fiscal 1995 compared with Fiscal 1994

         Net sales for Fiscal 1995 declined 3.7% to $105,863,000 from the $109,927,000 recorded in Fiscal 1994. The sales decrease was primarily attributable to the general sluggishness of the retail sales economy in 1995, particularly in women's apparel. Comparable store sales also decreased 3.7% during Fiscal 1995.

         On a restated basis, gross margins as a percentage of sales in Fiscal 1995 were 32.4%, compared to 32.2% in Fiscal 1994. Gross margin dollars were also lower in Fiscal 1995 due to lower sales levels. Despite the highly competitive promotional retail sales environment, the Company managed to slightly decrease its markdowns as a percent of sales. Gross margins represent income derived from sales of the Company's owned inventory, as well as commissions earned on sales by its licensed departments. Licensed departments income represented 4.9% of total gross margin dollars for both Fiscal 1995 and Fiscal 1994.

         Operating expenses declined $338,000, or 1.0%, in Fiscal 1995 from the Fiscal 1994 levels. The sales decrease in Fiscal 1995 caused operating expenses, as a percent of sales, to increase to 31.6% in Fiscal 1995 from 30.7% in Fiscal 1994. Depreciation charges, rental equipment and property tax costs were the primary expenses that declined during Fiscal 1995. Limited capital expenditures and numerous fixed assets becoming fully depreciated in recent years account for the $353,000, or 21.2%, lower depreciation charges. The Company's mainframe computer became owned property at the expiration of the lease in February 1995, accounting for the majority of the $220,000, or 50.5% decrease in rental equipment costs. Refunds from property tax appeals were the main contributor to a $238,000, or 23.2%, reduction in property taxes during Fiscal 1995.

         Increased borrowings on the Company's short term line of credit during Fiscal 1995 contributed to a $189,000, or 11.7%, increase in interest expense charges when compared to Fiscal 1994. The higher borrowings were used to fund the loss incurred by the Company in Fiscal 1995 and to purchase the common stock and option of a major shareholder.

         During Fiscal 1995, the Company also recorded a charge of $957,000 related to the integration of the Steinbach stores into the Crowley's organization. The charge includes a $727,000 loss on the operation of Steinbach during January 1996 and $230,000 of travel, moving, and other personnel related costs incurred in establishing the organization both on the east coast and in Detroit to accommodate the Steinbach acquisition. Included in the January Steinbach loss is a $700,000 reserve for needed price reductions to clear existing inventory assumed by the Company when it began operating the stores on December 31, 1995. For a more detailed discussion of the Steinbach Stores acquisition, see Note B in Notes to Consolidated Financial Statements.

         A restated net loss of $1.8 million ($1.87 per share) was recorded in Fiscal 1995 compared with restated net earnings of $0.5 million ($0.44 per share) in Fiscal 1994. The Fiscal 1995 loss included the above mentioned $957,000 of integration costs related to the Steinbach acquisition.

FINANCIAL CONDITION

         At February 1, 1997, the Company's working capital was $12.9 million with a current ratio of 1.32:1, compared with a restated working capital and current ratio of $9.5 million and 1.56:1, respectively, at February 3, 1996. The $3.4 million increase in the Company's working capital is generally attributed to Crowley's change in its method of valuing inventories from the LIFO to the FIFO method. The decline in the current ratio is attributed to higher than expected year-end inventory levels and the related short-term borrowings associated with those inventory levels.

         As has been the case historically, the Company's primary sources of liquidity are cash provided by operating activities and borrowings under the Company's short-term line of credit. In connection with the Steinbach acquisition, the Company increased the borrowing capacity on its short-term line of credit to $24 million from $12 million. For a more detailed discussion of the change in terms with the Company's line of credit, see Note D in Notes to Consolidated Financial Statements. Cash used in operating activities in Fiscal 1996 was $6.7 million compared with cash used (restated) of $1.8 million in Fiscal 1995 and cash provided (restated) of $1.7 million in 1994.

         The significant change in cash used in operating activities in Fiscal 1996 generally was attributable to cash required to fund the expenses and increased inventories associated with acquisition of the Steinbach stores. Notwithstanding the fact that the acquisition was effected by an exchange of stock, pursuant to the terms of the Interim Operating Agreement, Crowley's was required to fund the inventory purchases which were completed during the course of the Agreement. In addition, the initial merchandise stocking of the Steinbach stores utilized a significant outlay of capital by the Company.

         The change in cash used in investment activities also reflected the impact of the Steinbach acquisition. In addition, capital expenditures amounted to $653,000 and $504,000 in Fiscal 1996 and 1995, respectively. The Fiscal 1996 capital expenditures included store fixturing and additional computer equipment.

         Cash provided by financing activities totaled $8.8 million in Fiscal 1996 compared to $2.7 million in Fiscal 1995. With the acquisition of the Steinbach stores, the Company's borrowing needs increased in order to fund the Steinbach store's merchandising requirements. As a result, borrowings outstanding under the Company's short-term line of credit increased significantly from Fiscal 1995 to Fiscal 1996.

         When negotiated, the $24 million borrowing base was adequate to satisfy the Company's working capital and capital expenditure needs of both organizations. However, inasmuch as the Company is planning to open new stores and expand the capacity of two stores in 1997, the Company's liquidity needs will change. The Company currently has requested an increase to its borrowing capacity from its current lender from $24 million to $32 million. The Company believes that a $32 million facility will meet all of the current funding needs and satisfy the needs for expansion and renovation of its current stores. Capital expenditures for both organizations, exclusive of the acquisition of new stores, are planned at

$1,500,000 for Fiscal 1997. These capital expenditures include store leasehold improvements, store fixturing, and computer and office equipment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and its subsidiary, together with the report thereon of Ernst & Young LLP, included in this report under this Item are listed under Item 14 of this report, and can be found beginning on page 22. Schedule II, Valuation and Qualifying Accounts, is included with this report on page 38, immediately following the financial statements. No other supplementary financial statement schedules are required to be filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is included in the Proxy Statement under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership and Reporting Compliance" and is hereby incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is included in the Proxy Statement under the captions "Executive Compensation", "Employment Contracts, Termination of Employment, and Change-in-Control Arrangement", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report on Executive Compensation" and "Stock Performance Graph" and is hereby incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Proxy Statement under the captions "Election of Directors" and "Principal Shareholders" and is hereby incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Proxy Statement under the captions "Certain Transactions" and "Indebtedness of Management" and is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements and financial statement schedules are filed with this report:

         1.      Financial Statements

                                                                           Page
                                                                          Number
                                                                          ------
                 Report of Independent Auditors . . . . . . . . . . . .      22
                 Consolidated Balance Sheets at February 1, 1997 and
                          February 3, 1996  . . . . . . . . . . . . . .      23
                 Consolidated Statements of Operations for the fiscal
                          years ended February 1, 1997, February 3, 1996,
                          and January 28, 1995  . . . . . . . . . . . .      24
                 Consolidated Statements of Shareholders' Equity for the
                          fiscal years ended February 1, 1997, February 3,
                          1996, and January 28, 1995 .  . . . . . . . .      25
                 Consolidated Statements of Cash Flows for the fiscal
                          years ended February 1, 1997, February 3,
                          1996, and January 28, 1995  . . . . . . . . .      26
                 Notes to Consolidated Financial Statements . . . . . .      27

         2.       Financial Statement Schedules

                  Schedule II -- Valuation and Qualifying Accounts. . .      38

(b)      Reports on Form 8-K.

         No Current Reports on Form 8-K were filed during the fiscal quarter ended February 1, 1997.

(c) The Exhibits required to be filed as part of this Form 10-K are the following:

Exhibit No.      Description
-----------      -----------
2.1              Agreement and Plan of Reorganization, dated November 17, 1995, as amended by Amendment No. 1 thereto dated December 29, 1995,
                 Amendment No. 2 thereto dated May 14, 1996 and Amendment No. 3 thereto dated July 26, 1996, between the Registrant and the shareholders of Steinbach Stores, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995; Amendment No. 1 previously filed as Exhibit No. 10.12 to the Registrant's Annual Report on Form 10-K for the year ended February 3, 1996; Amendment
                 No. 2 previously filed as Exhibit No. 10.14 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended May 4, 1996; Amendment No. 3 thereto previously filed as Exhibit No. 10.12 to the Registrant's current report on Form 8-K filed on September 16, 1996, each of which is incorporated herein by reference)

3.1 Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended October 29, 1994, and incorporated herein by reference)

3.2 Bylaws, as amended to date (previously filed as Exhibit 3.2 to the Registrant's Form 10-K/A Annual Report for the year ended February 3, 1996, and incorporated herein by reference)
 .
10.1* Amended and Restated Supplemental Executive Retirement Plan, effective December 1, 1992 (previously filed as Exhibit 10(a) to the Registrant's Form 10-K Annual Report for the year ended January 30, 1993, and incorporated hereby by reference)

10.2* Employment Agreement with Dennis P. Callahan, dated November 2, 1992 (previously filed as Exhibit 10(c) to the Registrant's Form 10-K Annual Report for the year ended January 30, 1993, and incorporated herein by reference)

10.5 The Economic Development Corporation of the City of Detroit Lease Purchase Agreement, dated December 1, 1979, as amended to date (previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended January 31, 1981 and incorporated herein by reference; Amendment No. 1 previously filed as Exhibit 10(f) to the Registrant's Form 10-K Annual Report for the year ended January 29, 1994, and incorporated herein by reference)

10.6 Loan Agreement between The Economic Development Corporation of the City of Southfield and the Registrant, dated January 15, 1985 (previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended January 29, 1985, and incorporated herein by reference)

10.7* Crowley, Milner & Company Profit Sharing Plan dated February 1, 1984, as amended to date (previously filed as an exhibit to the Registrant's Form 10-K Annual Report and Form 10-K/A Amendment 1 for the year ended January 30, 1993; Amendment
                 No. 1 previously filed as Exhibit No. 10.7 to the Registrant's Form 10-K Annual Report for the year ended February 3, 1996, and incorporated herein by reference)

10.8* Savings and Profit Sharing Retirement Plan of Steinbach Stores, Inc. and Participating Afffiliated Companies, as amended and restated effective as of February 11, 1995 (filed herewith)

10.9* Crowley, Milner and Company 1992 Incentive Stock Plan, effective as of March 25, 1992 (previously filed as Exhibit 10(k) to the Registrant's Form 10-K Annual Report for the year ended January 30, 1993, and incorporated herein by reference; Amendment No. 1 previously filed as Exhibit 10.8 to the Registrant's Form 10-K Annual Report for the year ended February 3, 1996, and incorporated herein by reference; Amendment No. 2 previously filed as Exhibit No. 10.8 to the Registrant's Form 10-Q Quarterly Report for the quarter ended August 3, 1996, and incorporated herein by reference)

10.10* Crowley, Milner and Company 1995 Non-Employee Director Stock Option Plan effective as of March 22, 1995 (previously filed as Exhibit No. 10.9 to the Registrant's Form 10-K Annual Report for the year ended February 3, 1996, and incorporated herein by reference)

10.11 Amended and Restated Loan and Security Agreement, dated September 5, 1996, among Congress Financial Corporation (Central), Crowley, Milner and Company and Steinbach Stores, Inc. (previously filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed September 16, 1996)

10.12 Restricted Stock Agreement, dated August 24, 1994, as amended, between Dennis P. Callahan and the Registrant (previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended October 29, 1994, and incorporated herein by reference; amendment previously filed as Exhibit 10.13 to the Registrant's Form 10-K Annual Report for the year ended January 28, 1995, and incorporated herein by reference)

10.13 Interim Operating Agreement, dated December 29, 1995, as amended, among Crowley, Milner and Company, Steinbach Stores, Inc. and the several shareholders of Steinbach Stores, Inc. (previously filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended February 3, 1996 and incorporated herein by reference; Amendment No. 1 thereto previously filed as Exhibit No. 10.13 to the Registrant's Current Report on Form 8-K filed on September 16, 1996, and incorporated herein by reference).

11               Computation of Per Share Earnings (filed herewith)

23               Consent of Ernst & Young LLP (filed herewith)

27               Financial Data Schedule (EDGAR filing only)(filed herewith)

--------------
*        Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Crowley, Milner and Company

         We have audited the accompanying consolidated balance sheet of Crowley, Milner and Company and subsidiary as of February 1, 1997 and February 3, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 1997. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crowley, Milner and Company and subsidiary at February 1, 1997 and February 3, 1996 and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended February
1, 1997 in conformity with generally accepted accounting principles.   Also, in
our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

         In 1996, the Company changed its method of accounting for inventories, as discussed in Note A to the consolidated financial statements.

/S/ ERNST & YOUNG LLP

Ernst & Young LLP
Detroit, Michigan
April 3, 1997

BALANCE SHEET
CROWLEY MILNER AND COMPANY

                                                                    FEBRUARY 1,               FEBRUARY 3,
                                                                         1997                       1996
                                                                         ----                       ----
Assets--
Current Assets:
    Cash and cash equivalents (Cash equivalents of $176,728
      for 1996 and $241,047 for 1995)   . . . . . . . . . . . . . .  $  215,316               $  540,613
    Accounts receivable, less allowances ($66,258 for 1996 and
      $61,558 for 1995)   . . . . . . . . . . . . . . . . . . . . .   2,813,759                2,014,918
    Inventories at the lower of first-in, first-out cost or
      market (Note A)   . . . . . . . . . . . . . . . . . . . . . .  46,555,769               21,250,958
    Deferred property taxes   . . . . . . . . . . . . . . . . . . .   1,396,848                1,497,678
    Other current accounts  . . . . . . . . . . . . . . . . . . . .   1,950,510                1,070,276
                                                                    -----------              -----------
       Total Current Assets   . . . . . . . . . . . . . . . . . . .  52,932,202               26,374,443
                                                                    -----------              -----------
Other Assets
    Deposits under EDC financing arrangements -- Note D   . . . . .     634,308                  634,308
    Deferred tax asset -- Note F  . . . . . . . . . . . . . . . . .   1,580,000                1,580,000
    Miscellaneous   . . . . . . . . . . . . . . . . . . . . . . . .   2,922,660                2,551,698
                                                                    -----------              -----------
                                                                      5,136,968                4,766,006
                                                                    -----------              -----------
Properties -- Notes D and E
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     315,000                  315,000
    Buildings   . . . . . . . . . . . . . . . . . . . . . . . . . .  13,274,001               10,206,055
    Leasehold improvements  . . . . . . . . . . . . . . . . . . . .   6,757,605                6,008,455
    Furniture, fixtures and equipment   . . . . . . . . . . . . . .   7,359,066                7,065,000
                                                                    -----------              -----------
                                                                     27,705,672               23,594,510
    Less allowances for depreciation and amortization   . . . . . . (15,086,513)             (13,835,918)
                                                                    -----------              -----------
                                                                     12,619,159                9,758,592
                                                                    -----------              -----------
      Total Assets  . . . . . . . . . . . . . . . . . . . . . . .   $70,688,329              $40,899,041
                                                                    ===========              ===========

Liabilities and Shareholders' Equity--
Current Liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .   $17,587,798              $ 5,279,188
    Notes payable short term  . . . . . . . . . . . . . . . . . .    18,092,794                8,499,392
    Compensation and amounts withheld therefrom   . . . . . . . .     1,424,667                  597,556
    Property taxes  . . . . . . . . . . . . . . . . . . . . . . .     1,353,131                1,391,173
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . .        34,972                   34,495
    Other taxes   . . . . . . . . . . . . . . . . . . . . . . . .       670,062                  406,025
    Current maturities of long-term debt  . . . . . . . . . . . .       575,000                  525,000
    Current maturities of capital lease obligations   . . . . . .       263,869                  185,402
                                                                    -----------              -----------
       Total Current Liabilities  . . . . . . . . . . . . . . . .    40,002,293               16,918,231
Long-Term Liabilities
    Long-term debt -- Note D  . . . . . . . . . . . . . . . . . .     4,750,000                5,325,000
    Capital lease obligations -- Note E   . . . . . . . . . . . .     6,307,565                3,750,868
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,982,053                1,757,278
                                                                    -----------              -----------
                                                                     13,039,618                10,833,46
Shareholders' Equity--
    Common stock, (authorized 4,000,000 shares, outstanding
        1,507,387 shares for 1996, outstanding 966,069 shares
        for 1995)   . . . . . . . . . . . . . . . . . . . . . . .     1,507,387                  969,069
    Other capital   . . . . . . . . . . . . . . . . . . . . . . .     3,283,560                1,178,621
    Retained earnings   . . . . . . . . . . . . . . . . . . . . .    12,855,471               11,002,974
                                                                    -----------              -----------
                                                                     17,646,418               13,147,664
                                                                    -----------              -----------
           Total Liabilities and Shareholders' Equity               $70,688,329              $40,899,041
                                                                    ===========              ===========

See notes to consolidated financial statements.

STATEMENT OF OPERATIONS
CROWLEY MILNER AND COMPANY

                                                                    FEBRUARY 1,               FEBRUARY 3,           JANUARY 28,
                                                                      1997                      1996                   1995
                                                                      ----                      ----                   ----
                                                                                            (AS RESTATED)          (AS RESTATED)
Revenues --
    Net sales -- owned departments  . . . . . . . . . . . .         $137,835,829              $ 93,771,396          $ 97,074,194
    Net sales -- leased departments   . . . . . . . . . . .           15,167,467                12,091,107            12,852,490
                                                                    ------------              ------------          ------------
    Total Net sales   . . . . . . . . . . . . . . . . . . .          153,003,296               105,862,503           109,926,684
    Investment income   . . . . . . . . . . . . . . . . . .              142,834                    96,696                68,726
    Other income  . . . . . . . . . . . . . . . . . . . . .              217,596                   228,075               209,331
                                                                    ------------              ------------          ------------
                                                                     153,363,726               106,187,274           110,204,741

Cost and Expenses --
    Cost of merchandise and services sold   . . . . . . . .          100,688,449                71,540,072            74,519,430
    Operating expenses  . . . . . . . . . . . . . . . . . .           48,868,301                33,446,093            33,784,441
    Interest  . . . . . . . . . . . . . . . . . . . . . . .            2,562,108                 1,804,572             1,615,248
    Operating (income) loss and costs related
       to integration of Steinbach Stores Inc. - Note B                 (837,213)                  957,276                     -
                                                                    ------------              ------------          ------------
                                                                     151,281,645               107,748,013           109,919,119
                                                                    ------------              ------------          ------------

Earnings (Loss) Before Income Taxes . . . . . . . . . . . .            2,082,081                (1,560,739)              285,622
    Federal income taxes -- Note F  . . . . . . . . . . . .              270,000                   280,000              (250,000)
                                                                    ------------              ------------          ------------
    Net Earnings (Loss)   . . . . . . . . . . . . . . . . .            1,812,081                (1,840,739)              535,622
                                                                    ============              ============          ============

Per Share Data:
    Net earnings (loss)   . . . . . . . . . . . . . . . .           $       1.46              $      (1.87)         $       0.44
                                                                    ============              ============          ============


    Average number of common and common
      equivalent shares outstanding for earnings
      per share   . . . . . . . . . . . . . . . . . . . . .            1,239,164                   985,808             1,220,903
                                                                    ============              ============          ============

See notes to consolidated financial statements.

STATEMENT OF SHAREHOLDERS' EQUITY
CROWLEY MILNER AND COMPANY

                                                          COMMON STOCK
                                                          ------------           OTHER       RETAINED
                                                         SHARES     AMOUNT      CAPITAL      EARNINGS
                                                         ------     ------      -------      --------
Balance January 29, 1994 (as restated)  . . . . . . .      509,067  $  509,067  $ 2,240,558 $ 12,867,258
  Issuance of common stock pursuant
    to exercise of incentive stock
    options and restricted stock award  . . . . . . .       30,083      30,083      (29,108)          --
  Pension plan credit . . . . . . . . . . . . . . . .                                            121,447
  Issuance of common stock pursuant
    to stock split  . . . . . . . . . . . . . . . . .      509,150     509,150           --     (509,150)
  Net earnings, as restated . . . . . . . .                     --          --           --      535,622
                                                         ---------  ----------  ----------- ------------
Balance January 28, 1995 (as restated . . . . . . . .    1,048,300   1,048,300    2,211,450   13,015,177
  Sale of common stock  . . . . . . . . . . . . . . .       14,705      14,705       39,262           --
  Purchase of common stock and stock
    options . . . . . . . . . . . . . . . . . . . . .      (96,936)    (96,936)  (1,131,276)          --
  Restricted stock awards . . . . . . . . . . . . . .           --          --       59,185           --
  Pension plan charge . . . . . . . . . . . . . . . .           --          --           --     (171,464)
  Net Loss, as restated . . . . . . . . . . . . . . .           --          --           --   (1,840,739)
                                                         ---------  ----------  ----------- ------------
Balance February 3, 1996 (as restated)  . . . . . . .      966,069     966,069    1,178,621   11,002,974
  Sale of common stock  . . . . . . . . . . . . . . .       36,518      36,518      183,139           --
  Issuance of common stock to acquire
    Steinbach Stores, Inc.  . . . . . . . . . . . . .      514,800     514,800    1,801,800           --
  Cancellation and amortization of
    restricted stock awards . . . . . . . . . . . . .      (10,000)    (10,000)     120,000           --
  Pension plan credit . . . . . . . . . . . . . . . .           --          --           --       40,416
  Net earnings  . . . . . . . . . . . . . . . . . . .           --          --           --    1,812,081
                                                         ---------  ----------  ----------- ------------
Balance February 1, 1997  . . . . . . . . . . . . . .    1,507,387  $1,507,387  $ 3,283,560 $ 12,855,471
                                                         =========  ==========  =========== ============


See notes to consolidated financial statements.

STATEMENT OF CASH FLOWS
CROWLEY MILNER AND COMPANY

                                                                    FEBRUARY 1,      FEBRUARY 3,        JANUARY 28,
                                                                      1997             1996                1995
                                                                      ----             ----                ----
                                                                                   (AS RESTATED)      (AS RESTATED)
OPERATING ACTIVITIES
Net earnings (loss) . . . . . . . . . . . . . . . . .         $ 1,812,081      $ (1,840,739)      $   535,622
Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization   . . . . . . . . .           1,355,624         1,317,119         1,670,615
    Amortization of restricted stock award  . . . . .             120,000            59,185                --
    Gain on termination of capital lease  . . . . . .            (377,000)               --                --
Changes in operating assets and liabilities:
  (Increase) decrease in net accounts receivable  . .           1,334,690          (972,258)        1,074,665
  (Increase) decrease in inventories  . . . . . . . .          (4,374,642)          573,184          (350,039)
  (Increase) decrease in prepaid expense and
    other assets  . . . . . . . . . . . . . . . . . .          (3,026,720)         (153,239)          184,893
  Increase (decrease) in accounts payable   . . . . .          (7,171,767)         (534,235)       (1,424,252)
  Increase (decrease) in accrued compensation
    and other liabilities   . . . . . . . . . . . . .           3,576,530          (206,695)          (37,228)
                                                              -----------      ------------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,751,204)       (1,757,678)        1,654,276

INVESTMENT ACTIVITIES
  Purchase of properties  . . . . . . . . . . . . . .            (653,089)         (503,687)         (527,385)
  Steinbach Acquisition   . . . . . . . . . . . . . .          (1,748,658)               --                --
                                                              -----------      ------------       -----------
NET CASH USED IN INVESTMENT ACTIVITIES  . . . . . . .          (2,401,747)         (503,687)         (527,385)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit  . . . . . .         177,719,400       123,062,956       120,053,977
  Principal payments on revolving line of credit  . .        (168,125,998)     (118,470,081)     (120,921,076)
  Principal payments on long-term debt  . . . . . . .            (525,000)         (485,000)         (450,000)
  Principal payments on capital lease obligations   .            (460,405)         (170,376)         (346,585)
  Purchase of common stock and stock options  . . . .                  --        (1,228,212)               --
  Proceeds from sale of common stock  . . . . . . . .             219,657            53,967                --
                                                              -----------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             8,827,654         2,763,254        (1,663,684)
                                                              -----------      ------------      ------------


Increase (Decrease) in Cash and Cash Equivalents  . .            (325,297)          501,889          (536,793)
Cash and cash equivalents at beginning of year  . . .             540,613            38,724           575,517
                                                              -----------      ------------      ------------

Cash and cash equivalents at end of year  . . . . . .         $   215,316      $    540,613      $     38,724
                                                              ===========      ============      =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY

February 1, 1997

NOTE A -- INDUSTRY DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         INDUSTRY DESCRIPTION: Crowley, Milner and Company ("Crowley's") is engaged in the operation of nine retail department stores in the Detroit-metropolitan and suburban Flint, Michigan areas. Steinbach Stores, Inc. ("Steinbach") operates fourteen retail department stores in the states of Connecticut, New York, New Hampshire, New Jersey and Vermont. In addition to its own merchandise, both Crowley's and Steinbach (collectively referred to as "the Company") offer certain goods and services through leased departments. The Company reports on a 52/53 week fiscal year with the fiscal year ending on the Saturday closest to January 31. Fiscal years 1996, 1995 and 1994 ended on February 1, 1997, February 3, 1996, and January 28, 1995 respectively. Fiscal years 1996 and 1994 were 52 week years, and 1995 had 53 weeks.

         BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Crowley's and its wholly owned subsidiary, Steinbach. (For further information about the acquisition of Steinbach, see Note B below). All significant intercompany accounts have been eliminated in consolidation.

         CHANGE IN METHOD OF ACCOUNTING FOR INVENTORIES: Effective February 4, 1996, Crowley's changed its method of valuing inventories from the last-in, first-out retail method ("LIFO") to the first-in, first-out (FIFO) retail method -- see rationale underlying this change more fully described below. Pursuant to the provisions of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", the change from LIFO to FIFO has been applied retroactively. The effect of this restatement was to increase Crowley's retained earnings as of January 29, 1994 by $6,186,027. As a part of the restatement from LIFO to FIFO, Crowley's recorded a deferred tax asset of $1,760,000 at January 29, 1994. The deferred tax asset results from Crowley's recognizing a portion of its net operating loss carryforward.

         A summary of the impact on earnings (loss) and related per share amounts as a result of the restatement for the fiscal years ended February 3, 1996 and January 28, 1995 follows:

                                                                         FISCAL YEAR ENDED
                                                               --------------------------------------
                                                               FEBRUARY 3,          JANUARY 28,
                                                                 1996                  1995
                                                                 ----                  ----
      Net earnings (loss) as previously reported  . . . . .  $ (2,344,487)          $ 1,030,977
      Net earnings (loss) as restated   . . . . . . . . . .    (1,840,739)              535,622
      Net earnings (loss) per share as previously reported          (2.38)                 0.84
      Net earnings (loss) per share as restated   . . . . .         (1.87)                 0.44

         The rationale for the accounting change is described as follows. Crowley's ability to obtain a steady flow of retail merchandise largely is dependent on the short-term credit provided by its vendors that supply the Company with its goods, and their factors. Historically, Crowley's vendors have supplied Crowley's with goods on a "net 30-day" payment basis. However, in light of Crowley's net operating losses during fiscal 1995 and the first six months of fiscal 1996, certain of Crowley's vendors and their factors had been requiring Crowley's to maintain deposits with such vendors and/or pay for goods prior to shipment.

         In addition, Crowley's has long-term indebtedness in connection with bonds issued by the Economic Development Corporation of the City of Detroit (for further explanation, see Note D). The covenants for these bonds require (among other things) that Crowley's must maintain a net worth of not less than $5,000,000. Without the increase in retained earnings that resulted from the change from LIFO to FIFO, the minimum net worth requirement might have been violated during the current fiscal year.

         Given the emphasis placed on Crowley's net worth by Crowley's vendors and their factors, management believes that a change in accounting method for inventory valuation from LIFO to FIFO was appropriate. Management also believes that the FIFO method of valuing inventories is preferable because it provides a better measure of the current value of the inventories and financial position of the Company. Steinbach values its inventories using the FIFO method.


INVENTORIES: Inventories are valued at the lower of cost (determined by FIFO costing) or market.

         ACCOUNTING FOR STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to retain the accounting under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting under SFAS No. 123 had been applied. The Company has elected to retain the intrinsic value based method of accounting. See Note H for additional information concerning SFAS No. 123.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



and marketable securities with a maturity of three months or less when purchased to be cash equivalents.

         INCOME TAXES: Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         NET EARNINGS (LOSS) PER SHARE: Net earnings (loss) per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding, assuming dilutive stock options were exercised at the beginning of each quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional shares at the average market price.

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B -- STEINBACH STORES ACQUISITION

         As previously reported, on November 17, 1995, the Company entered into an Agreement and Plan of Reorganization, that was subsequently amended on December 29, 1995 (the "Acquisition Agreement"), with the shareholders of Steinbach Stores, Inc. ("Steinbach Shareholders"), an Ohio Corporation ("Steinbach"), to acquire fifteen retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont.

         Pursuant to the terms of the Acquisition Agreement, effective August 31, 1996, the Company acquired from the Steinbach Shareholders all of the issued and outstanding shares of the capital stock of Steinbach, in exchange for 514,800 shares (representing approximately 35% of the issued and outstanding shares) of the Common Stock of the Company. The stock issued was valued at $4.50 per share which was the closing price of the stock on November 17, 1995. As a result, Steinbach became a wholly-owned subsidiary of the Company as of August 31, 1996. The acquisition was accounted for as a purchase for financial reporting purposes. Under purchase accounting, the Company allocated the total cost of acquiring the Steinbach Common Stock to the assets and liabilities of Steinbach.

         In furtherance of the above, the Company entered into a separate Interim Operating

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



Agreement with the Steinbach Shareholders, whereas, during the period of December 31, 1995 through August 31, 1996, the fifteen acquired Steinbach stores were operated under the management and supervision of the Company with all revenues, as well as, all costs and expenses relating to the stores becoming the responsibility of the Company.

         During the month of January 1996, the states in which Steinbach operates experienced extreme and prolonged winter weather which severely impacted their customer's ability to shop. The weather materially impacted sales and profits at the stores. In addition, the Company found it necessary to engage in extensive promotional efforts in order to eliminate inventory that it believed to be not in keeping with the merchandising and marketing strategy it implemented in these stores to be acquired.

         As such the Company experienced a loss of $727,000 on the operation of Steinbach during January 1996. Included in the loss is an additional $700,000 reserve for price reductions that needed to be taken to clear the existing inventory the Company assumed when it began operating the Steinbach stores on December 31, 1995. Also in January, the Company recorded an additional charge of $230,000 related to the integration of Steinbach into the Company's organization. The charge consisted of travel, moving, and other personnel related costs incurred in establishing the organization both on the east coast and in Detroit to accommodate the Steinbach acquisition.

         Recognizing that the Company acquired only 15 of 24 stores, and did not acquire the corporate office or distribution center of Steinbach, the Company views the acquisition as an asset purchase. Sales information for the 15 stores acquired for the three fiscal years ended February 1, 1997 is as follows:

                                                                         FISCAL YEAR ENDED
                                           --------------------------------------------------------------


                                           FEBRUARY 1,            FEBRUARY 3,                 JANUARY 28,
                                             1997                    1996                       1995
                                             ----                    ----                       ----
         Net Sales  . . . . . . . . . . .  $87,442,000          $99,790,000                  $108,839,000

Based on the asset nature of the acquisition, the Company does not believe additional pro forma information is meaningful.

NOTE C -- FAIR VALUES OF FINANCIAL INSTRUMENTS

         Generally accepted accounting principles currently require the Company to disclose the estimated fair value of its financial instruments. Currently the Company has an outstanding debt obligation related to its Executive Office and Central Distribution Center, and an outstanding debt obligation related to the company store located at Tel-Twelve Mall. (See Note D for a full description of these two outstanding debt obligations). Given the absence of quoted market prices, and the inability to estimate the fair value of the two outstanding debt obligations without incurring excessive costs, it was not practicable to estimate the fair value of these two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



outstanding debt obligations. The $5.3 million carrying amount at February 1, 1997 represents the total amount of the two debt obligations outstanding as of that date.

NOTE D -- FINANCING ARRANGEMENTS

In order to meet the liquidity needs created by the acquisition of the Steinbach Stores, the Company and Congress Financial Corporation (Central) ("Congress") amended the Loan and Security Agreement dated November 4, 1994 ("Original Agreement"), and replaced the Original Agreement with the Amended and Restated Loan and Security Agreement dated September 5, 1996 ("Amended Agreement").

The Amended Agreement provides for a revolving line of credit through November 4, 1999, secured by substantially all of the assets of the Company, of up to $24,000,000 (based on certain lending formulas) and, included within such line of credit, a facility for letters of credit of up to $5 million, with the interest rate set at .25% above the prime rate. Interest on the line is payable monthly. The Amended Agreement also provides for a .25% commitment fee, payable on the date of the Amended Agreement, an unused line fee of 0.25% payable monthly, and a monthly monitoring fee of $1,500. Borrowings are generally limited to 30% of the retail value of eligible inventory as defined in the Amended Agreement. The weighted average interest rates for outstandings as of February 1, 1997, February 3, 1996, and January 28, 1995 were 8.95%, 9.50%, and 9.50% respectively. The weighted average interest rates during the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, were 8.83%, 9.83%, and 9.41% respectively. In addition, the Amended Agreement prohibits the payment of dividends without the prior consent of Congress.

Long-term debt consists of the following:

                                                   FEBRUARY 1                FEBRUARY 3
                                                      1997                      1996
                                                   --------------            --------------
         EDC Financing:
                 City of Detroit  . . . . . . . .  $ 3,430,000              $ 3,715,000
                  City of Southfield  . . . . . .    1,895,000                2,135,000
                                                   -----------              -----------
                                                     5,325,000                5,850,000
                 Less Current Maturities               575,000                  525,000
                                                   -----------              -----------
                                                   $ 4,750,000              $ 5,325,000
                                                   ===========              ===========

The Company's executive offices and central distribution center (the "CDC") are capitalized under a lease-purchase obligation represented by City of Detroit Economic Development Corporation bonds.

         The CDC obligation is comprised of $3,430,000 in term bonds which are required to be redeemed through annual sinking fund payments ranging from $315,000 in 1997 to $565,000 at the December 1, 2004 maturity date. The Company may redeem the bonds prior to maturity at par. Interest on the bonds is payable semi-annually at the current weighted average annual rate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



of 9.23%. The Company has given a guaranty regarding the prompt payment of principal and interest. The CDC mortgage and trust agreement provides for a security interest in the real estate, and fixtures and equipment, with a carrying amount of $2,780,705 at February 1, 1997. The Agreement also provides for the Company to maintain a minimum net worth of $5,000,000.

         The Tel-Twelve Mall store was financed through City of Southfield Economic Development Corporation bonds. The underlying obligations are comprised of $1,895,000 in term bonds to be redeemed through annual sinking fund payments ranging from $260,000 in 1997 to $380,000 at maturity on January 15, 2003. The Company may redeem the bonds prior to maturity at a redemption premium of 1 1/2%. Interest on the bonds is payable semi-annually at the current weighted average annual rate of 9.61%.

         The various financing agreements provide for real estate mortgages and other security interests as collateral. Payments of long-term debt in the four fiscal years subsequent to February 1, 1997 amount to $620,000 in 1998, $670,000 in 1999, $730,000 in 2000, and $790,000 in 2001.

         At February 1, 1997, the Company had two outstanding irrevocable letters of credit totalling $450,000.

         Interest paid aggregated $2,562,000, $1,805,000, and $1,615,000 for the fiscal years ended February 1, 1997, February 3, 1996, and January 28, 1995, respectively.

NOTE E -- LEASE OBLIGATIONS

         The Company occupies retail stores under various capital and operating lease agreements which contain varying renewal options for terms ranging to 2035, with no significant change in minimum annual payments.

         At February 1, 1997, the aggregate minimum annual commitments for all noncancelable leases are as follows:

         FOR FISCAL                                  CAPITAL         OPERATING
         YEARS ENDING IN                             LEASES            LEASES
         ---------------                           ----------       ------------
             1998                                $   879,395        $4,231,670
             1999                                    892,060         3,824,510
             2000                                    892,060         3,141,200
             2001                                    897,560         2,407,896
             2002                                    931,393         1,940,865
             Thereafter                            8,006,204        10,311,897
                                                 -----------        ----------
         Total minimum lease payments             12,498,672        25,858,038
                                                                    ==========
         Amounts representing interest             5,927,238
                                                 -----------
         Present value of net minimum lease
              payments                           $ 6,571,434
                                                 ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



         Capital leases for stores and equipment included in buildings, and furniture, fixtures and equipment amounted to $7,960,095 and $5,560,390 at February 1, 1997 and February 3, 1996, respectively, and accumulated amortization amounted to $4,071,191 and $2,995,941, respectively. Amortization of capital leases is included with depreciation and amortization expense.



         Required rental payments on stores are based on sales with certain minimum annual payments. Rental expense amounted to:

                                                                               FISCAL YEAR ENDED
                                                            ------------------------------------------------------
                                                              FEBRUARY 1,      FEBRUARY 3,          JANUARY 28,
                                                                1997              1996                 1995
                                                            --------------   ---------------       --------------
         Minimum rentals for store operating leases         $  3,527,128        $  2,288,914          $ 2,251,413
         Contingent rentals:
             Capital leases . . . . . . . . . . . . . .            4,850               1,240                8,099
             Operating leases . . . . . . . . . . . . .        1,017,374             642,022              655,119
         Other rentals  . . . . . . . . . . . . . . . .          216,056             215,016              434,939
                                                            ------------        ------------          -----------
                                                            $  4,765,408        $  3,147,192          $ 3,349,570
                                                            ============        ============          ===========

NOTE F -- FEDERAL INCOME TAXES

         A reconciliation of the total income taxes and the amount computed by applying the statutory federal income tax rate of 34 percent to earnings or loss before income taxes is as follows:

                                                                                     FISCAL YEAR ENDED
                                                   -------------------------------------------------------
                                                            FEBRUARY 1,         FEBRUARY 3,    JANUARY 28,
                                                               1997                1996           1995
                                                               ----                ----           ----
         Computed Amounts . . . . . . . . . . . . . . .  $    708,000         $ (531,000)     $   97,000
         Impact of net operating loss carryforward  . .  $   (708,000)        $  531,000      $ (97,000)
         Change in valuation allowance  . . . . . . . .            --            280,000       (250,000)
         Tax charge resulting from net operating loss
             limitation on inventory accounting changes       270,000                 --             --
                                                         ------------         ----------      ---------
                                                         $    270,000         $ 280,000       $(250,000)
                                                         ============         =========       =========

         Notwithstanding the Company's tax net operating loss carryforward of approximately $7,168,000 from 1995, the Company incurred a current federal income tax expense of $270,000 in 1996. This federal income tax expense resulted from the limitations imposed by the Internal Revenue Code related to the Company's ability to offset net operating losses against federal taxable income generated as a result of changing from the LIFO and FIFO inventory method in the year of change.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)

assets as of February 1, 1997 and February 3, 1996 are as follows:

                                                                               FISCAL YEAR ENDED
                                                            -------------------------------------------------
                                                            FEBRUARY 1,              FEBRUARY 3,
                                                               1997                     1996
                                                               ----                     ----
Deferred tax liability:
  Tax over book depreciation  . . . . . . . . . . . . . .   $ (804,000)               $ (876,000)
Deferred tax assets:
  Employee benefits . . . . . . . . . . . . . . . . . . .      450,000                   480,000
  Inventory costs . . . . . . . . . . . . . . . . . . . .      270,000                   (70,000)
  Other . . . . . . . . . . . . . . . . . . . . . . . . .      116,000                     1,000
Net Operating loss carryforward . . . . . . . . . . . . .    1,940,000                 2,437,000
                                                            ----------                ----------
Net deferred tax assets . . . . . . . . . . . . . . . . .    1,972,000                 1,972,000
Valuation allowance for net deferred tax asset  . . . . .     (392,000)                 (392,000)
                                                           -----------                ----------
    Net deferred taxes  . . . . . . . . . . . . . . . . .  $ 1,580,000                $1,580,000
                                                           ===========                ==========

         Income taxes paid amount to $270,000, $2,548 and $0 in 1996, 1995 and 1994, respectively.

         The Company's net operating loss carryforward of approximately $3,760,000 for federal tax purposes expires as follows:

                 2008 . . . . . . . . . . . . . . . . . . $    690,000
                 2009 . . . . . . . . . . . . . . . . . . $  1,100,000
                 2011 . . . . . . . . . . . . . . . . . . $  1,970,000

NOTE G -- RETIREMENT PLANS

         Crowley's and the Steinbach Stores, Inc. each have a defined contribution retirement plan covering substantially all full-time employees. It is the Company's intent to merge the two plans in 1997. Contributions to the plans are made at the discretion of the Board of Directors.

         Crowley's also sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a non-qualified plan that provides certain former officers additional retirement benefits.

         The unfunded status for this plan was as follows:

                                                                         FISCAL YEAR ENDED
                                                            ---------------------------------------
                                                            FEBRUARY 1,              FEBRUARY 3,
                                                                 1997                    1996
                                                            --------------           --------------


         Projected benefit Obligation . . . . . . . . . .   $ 1,602,865              $ 1,711,620
         Unrecognized Net Loss on Assets  . . . . . . . .      (375,769)                (415,881)
         Unrecognized Net Obligation at February 1, 1987       (132,933)                (159,520)
         Unrecognized Prior Service Cost  . . . . . . . .      (233,610)                (258,669
                                                            -----------              -----------
         Accrued Liability  . . . . . . . . . . . . . .     $   860,553              $   877,550
         Minimum Liability Adjustments  . . . . . . . .         375,769                  415,881
                                                            -----------              -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



         Net Recorded Liability . . . . . . . . . . . . .  $1,236,322                $1,293,431
                                                           ==========                ==========


         The cost of the retirement plans, including the SERP plan expense of $181,000, $186,000, and $189,000, for the fiscal years ended in 1997, 1996, and
1995, respectively, consisted of the following components:

                                        FISCAL YEAR ENDED

                                                   FEBRUARY 1,           FEBRUARY 3,          JANUARY 28,
                                                       1997                  1996                 1995
                                                   -------------         --------------       --------------
Service Cost:
  Interest Cost on Projected Benefit Obligation .   $ 112,950           $ 128,918             $ 124,672
Net Amortization and Deferral:
    Amoritization of Initial Unrecognized Transition
      Obligation  . . . . . . . . . . . . . . . . . .  26,587              26,587                26,587
    Amoritization of Net Loss . . . . . . . . . . . .  16,304               5,336                12,582
    Amoritization of Prior Service Costs  . . . . . .  25,159              25,159                25,159
Defined Contribution Plan . . . . . . . . . . . . .   309,000             105,000               109,000
                                                      -------             -------               -------
Net Periodic Retirement Cost  . . . . . . . . . . .  $490,000            $291,000              $298,000
                                                     ========            ========              ========

         The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7-3/4% and 0% at February 1, 1997, 7% and 0% at February 3, 1996, and 8-1/2% and 0% at January 28, 1995.

NOTE H -- STOCK OPTIONS AND RESTRICTED STOCK PLAN

         Effective March 25, 1992, the Company adopted an Incentive Stock Plan ("Plan") for its eligible officers and employees under which the Company may grant stock options (consisting of incentive stock options (ISOs) and non-qualified stock options (NQSOs)) and may make awards of restricted stock for up to 300,000 shares of common stock. Options may be exercised for such prices and at such times as the Compensation Committee of the Board determines, provided the ISOs may not be exercised at a price less than the fair market value at the date of grant. Options become exercisable on a cumulative basis in equal installments at a rate of 33-1/3% per year, commencing one year after grant. On February 1, 1997, ISOs for 170,667 shares were outstanding, and 20,000 shares had been issued as an award of restricted stock. The ISOs carried exercise prices ranging from $4.125 to $10.500 per share (weighted average of $5.96 per share), of which ISOs to acquire 26,467 shares were exercisable, and 86,001 shares were available for future grants or awards under the Plan.

         Shares of restricted stock awarded under the Plan generally may not be sold or otherwise transferred until the termination of applicable restriction periods established by the Committee. The shares also vest at a rate of 33 1/3% per year subject to certain performance objectives being satisfied.



         INCENTIVE                      FEBRUARY 1,               FEBRUARY 3,
         STOCK PLAN                          1997                      1996
         ----------                     -----------                -----------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



         Outstanding at beginning of fiscal year       96,000                     56,000
         Granted  . . . . . . . . . . . . . . . . . . 128,000                     40,000
         Exercised  . . . . . . . . . . . . . . . .   (23,166)                        --
         Cancelled or expired . . . . . . . . . . .   (30,167)                        --
                                                      -------                    -------
         Outstanding at end of fiscal year  . . . . .  170,667                    96,000
                                                       =======                   =======

         In 1995 the Company also established the 1995 Non-Employee Director Stock Option Plan for its Directors ("Director Plan") under which the Company may grant non-qualified stock options (director stock options (DSOs)) for up to 100,000 shares of common stock. Under the Director Plan, on the business day immediately prior to each Annual Meeting of Shareholders, eligible Directors then serving on the Board shall be granted an option to purchase 2,000 shares of the Company's common stock at the fair market value of the common stock on the grant date. The grant shall be automatic and nondiscretionary. Each option granted becomes exercisable in full three months following the date of grant. On February 1, 1997, DSOs for 34,000 shares were outstanding. The DSOs carried exercise prices ranging from $4.75 to $8.75 per share (weighted average of $6.87 per share), of which DSOs to acquire 34,000 shares were exercisable, and 62,000 shares were available for future grants or awards under the Director Plan.

         As disclosed in Note 1, the Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock option and restricted stock grants. Accordingly, no compensation expense has been recognized for the Company's stock option grants. Compensation expense for restricted stock under APB Opinion No. 25 is recorded over the vesting periods, and totaled $120,000 and $59,185 in 1996 and 1995, respectively. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," net income and earnings per share would not differ materially from amounts reported under APB Opinion No.
25. Since the pro forma disclosures of results under SFAS No. 123 are only required to consider grants awarded in 1995 and 1996, the pro forma effects of applying SFAS No. 123 during this initial phase-in period may not be representative of the effects on the reported results for future years.

NOTE I -- LITIGATION AND CONTINGENT LIABILITIES

         The Company is involved in certain lawsuits in the course of conducting its retail business. Management is of the opinion that the ultimate disposition of its litigation will not have a material adverse effect on the Company's financial position.

NOTE J -- STORE CLOSINGS

         As a result of the Company's acquisition of Steinbach, effective September 1, 1996, the Company operated 10 Crowley's stores in the Detroit Metropolitan area, and fifteen Steinbach stores in the states of Connecticut, New Hampshire, New York, New Jersey, and Vermont. Since the acquisition, landlords for two store locations exercised their right to terminate the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CROWLEY MILNER AND COMPANY (CONTINUED)



respective lease. In light of the lease termination, the Steinbach store located in North Utica, New York, conducted a going-out-of-business sale, and ceased operations in December 1996. This lease termination resulted in a $377,000 gain from the elimination of the related capital lease obligation.

         In light of its lease termination, the Crowley's store located in Birmingham, Michigan, also conducted a going-out-of-business sale, and ceased operations in March 1997. Crowley's recorded a charge of $450,000 which was included in cost of merchandise and services sold for anticipated store closing markdowns to be incurred during the going-out-of-business period.

         At the present time, management has no intention or plans to close any other store location.

                                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                         Additions
                                                            -------------------------------------
                                                            Charged
                                              Balance at   Charged to     to Other
                                              Beginning    Costs and      Accounts     Deductions  Balance at
                                              of Period     Expenses        (a)           (b)         End
                                              ---------     --------      --------     ----------     ---
Valuation Reserves --
Year ended February 1, 1997:
    Doubtful accounts receivable  . . . . . . $  61,558    $  35,894      $  (31,194)   $     --   $  66,258
Year ended February 3, 1996:
    Doubtful accounts receivable  . . . . . . $  63,887    $  24,140      $  (26,349) . $   (120)  $  61,558
Year ended January 28, 1995:
    Doubtful accounts receivable  . . . . . . $ 216,000    $  44,545      $   10,441    $(207,099) $  63,887

------------
(a)      Recoveries on accounts charged off
(b)      Accounts charged off

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1997.

                                        CROWLEY, MILNER AND COMPANY


                                        By: /S/ DENNIS P. CALLAHAN
                                            ---------------------------
                                        Dennis P. Callahan, President

         Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 30, 1997.

Signature                                          Capacity
---------                                          --------
/S/ DENNIS P. CALLAHAN                             Chairman, President and Director (principal
------------------------------------
Dennis P. Callahan                                 executive officer)

/S/ JOHN R. DALLACQUA                              Vice President-Finance, Treasurer and Secretary
-----------------------------------
John R. Dallacqua                                  (principal financial and accounting officer)

/S/ JO ANN STANDART COUSINO                        Director
---------------------------
Jo Ann Standart Cousino

/S/ CARROLL E. EBERT                               Director
----------------------------
Carroll E. Ebert

/S/ ALFRED M. ENTENMAN, JR.                        Director
----------------------------
Alfred M. Entenman, Jr.

/S/ JOSEPH C. KEYS                                 Director
----------------------------
Joseph C. Keys

                                                   Director
----------------------------
Richard S. Keys

/S/ JULIUS L. PALLONE                              Director
----------------------------
Julius L. Pallone

/S/ PAUL R. RENTENBACH                             Director
----------------------------
Paul R. Rentenbach

/S/ JAMES L. SCHAYE, JR.                           Director
----------------------------
James L. Schaye, Jr.

/S/ JEROME L. SCHOSTAK                             Director
---------------------------
Jerome L. Schostak


/S/ ANDREW J. SOFFEL                               Director
------------------------------------
Andrew J. Soffel

                                                   Director
------------------------------------
Benton Kraner


                                 EXHIBIT INDEX

Exhibit No.      Description

10.8 Savings and Profit Sharing Retirement Plan of Steinbach Stores, Inc. and Participating Afffiliated Companies, as amended and restated effective as of February 11, 1995

11               Computation of Per Share Earnings

23               Consent of Ernst & Young LLP

27               Financial Data Schedule (EDGAR filing only)