Form 10-Q
period 1997-05-03
CROWLEY MILNER & CO
filed 1997-06-17
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20548


                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 3, 1997

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

                            Yes [X]     No [ ]

The number of shares outstanding of Registrant's common stock, as of June 17, 1997, was 1,523,796

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                THREE MONTHS ENDED
                                                  May 3         May 4
                                                  1997          1996
                                                  -----         -----
                                                            (As Restated)
Revenues
  Net sales--owned departments               $39,863,316     $20,458,866
  Net sales--leased departments                4,232,853       2,807,749
                                              ----------      ----------
  Total net sales                             44,096,169      23,266,615
  Investment income                               31,879          28,769
  Other income                                   310,210             952
                                              ----------      ----------
                                              44,438,258      23,296,336
Costs and Expenses
  Cost of merchandise and services sold       32,882,880      16,835,383
  Operating expenses                          14,979,775       7,988,031
  Interest                                       579,474         437,347
  Operating (income) loss and costs related
    to integration of Steinbach Stores, Inc.           -        (652,859)
                                              ----------      ----------
                                              48,442,129      24,607,902

Earnings  (Loss)  Before Income Taxes         (4,003,871)     (1,311,566)
Federal income taxes                                   -               -
                                              ----------      ----------
                        Net Earnings (Loss)  $(4,003,871)    $(1,311,566)
                                              ==========      ==========
Per Share Data:
Net earnings (loss)                          $     (2.65)    $     (1.37)
Average number of common and common
  equivalent shares outstanding for
  earnings per share                           1,510,578         956,069

         CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                          May 3    February 1    May 4
                                           1997       1997        1996
                                          -----    ----------    ------
                                                              (As Restated)
Assets
Current Assets
  Cash and cash equivalents
    (cash equivalents of $284,807 at
    5/3/97, $176,728 at 2/1/97
    and $282,883 at 5/4/96)              $275,018    $215,316    $294,846
  Accounts receivable, less allowances
    ($66,558 at 5/3/97, $66,258 at
    2/1/97, and $64,558 at 5/4/96       2,504,573   2,813,759   1,651,885
  Inventories at FIFO cost             46,057,720  46,555,769  21,258,495
  Deferred property taxes               1,151,250   1,396,848   1,235,000
  Other current assets                  1,891,353   1,950,510   1,374,392
                                       ----------  ----------  ----------
                 Total Current Assets  51,879,914  52,932,202  25,814,618
                                       ----------  ----------  ----------
Other Assets
Deposits under EDC financing
  arrangements                            634,308     634,308     634,308
Deferred tax asset                      1,580,000   1,580,000   1,580,000
Miscellaneous                           2,906,085   2,922,660   2,549,732
                                       ----------  ----------  ----------
                                        5,120,393   5,136,968   4,764,040
                                       ----------  ----------  ----------
Properties
Land                                      315,000     315,000     315,000
Buildings                              13,288,594  13,274,001  10,206,055
Leasehold improvements                  6,826,822   6,757,605   6,097,350
Furniture, fixtures and equipment       7,388,424   7,359,066   7,072,558
                                       ----------  ----------  ----------
                                       27,818,840  27,705,672  23,690,963

Less:  Allowance for depreciation
  and amortization                     15,500,972  15,086,513  14,151,374
                                       ----------  ----------  ----------
                                       12,317,868  12,619,159   9,539,589
                                       ----------  ----------  ----------
                        Total Assets  $69,318,175 $70,688,329 $40,118,247
                                       ==========  ==========  ==========

         CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                      May 3      February 1     May 4
                                       1997        1997          1996
                                      -----      ----------     -----
                                                            (As Restated)
Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                  $16,895,959  $17,587,798   $6,569,071
  Notes payable short term           21,764,356   18,092,794    7,725,770
  Compensation and amounts
   withheld therefrom                 1,428,862    1,424,667      749,036
  Property taxes                      1,224,043    1,353,131    1,264,404
  Income taxes                           34,972       34,972       34,495
  Other taxes                           405,660      670,062      440,801
  Current maturities of long-term debt 575,000 575,000 525,000 Current maturities of capital
   lease obligations                    248,742      263,869      185,438
                                     ----------   ----------   ----------
    Total Current Liabilities        42,577,594   40,002,293   17,494,015
                                     ----------   ----------   ----------
Long-Term Liabilities
  Long-term debt                      4,750,000    4,750,000    5,325,000
  Capital lease obligations           6,267,017    6,307,565    3,694,904
  Other                               1,979,748    1,982,053    1,761,362
                                      ---------    ---------    ---------
                                     12,996,765   13,039,618   10,781,266
Shareholders' Equity
  Common stock, authorized 4,000,000
    shares, outstanding 1,523,796
    shares at 5/3/97, 1,507,387
    shares at 2/1/97 and 956,069
    shares at 5/4/96                  1,523,796    1,507,387      956,069
  Other capital                       3,368,420    3,283,560    1,195,499
  Retained earnings                   8,851,600   12,855,471    9,691,398
                                     ----------   ----------   ----------
                                     13,743,816   17,646,418   11,842,966
                                     ----------   ----------   ----------
Total Liabilities and
  Shareholders' Equity              $69,318,175  $70,688,329  $40,118,247
                                     ==========   ==========   ==========

         CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     THREE MONTHS ENDED


                                                 May 3            May 4
                                                 1997              1996
                                                 ----              -----
                                                              (As Restated)

Operating Activities
Net earnings  (loss)                       $ (4,003,871)      $ (1,311,566)
Adjustments to reconcile net earnings
 (loss) to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                 414,457            315,456
  Amortization of restricted stock award              -              6,878
  Changes in operating assets and liabilities:
   (Increase)  decrease in net accounts
      receivable                                309,186            363,033
   (Increase)  decrease in inventories          498,049             (7,537)
   (Increase)  decrease in prepaid expense
      and other assets                          321,329            (39,472)
   Increase  (decrease) in accounts payable    (567,778)         1,289,883
   Increase  (decrease) in accrued
      compensation and other liabilities       (515,659)            63,561
                                                --------          ---------
Net Cash Provided By (Used In) Operating
  Activities                                 (3,544,287)           680,236

Investment Activities
 Purchase of properties                        (113,166)           (96,453)
                                               --------           --------
Net Cash Used in Investment Activities         (113,166)           (96,453)

Financing activities
 Proceeds from revolving line of credit      49,048,488         25,842,247
 Principal payments on revolving line
   of credit                                (45,376,926)       (26,615,869)
 Principal payments on capital lease
   obligations                                  (55,675)           (55,928)
 Proceeds from sale of common stock             101,268                  -
                                             ----------         ----------
Net cash provided by (used in) financing
  activities                                  3,717,155           (829,550)
                                             ----------         ----------
Increase (Decrease) in Cash and Cash
  Equivalents                                    59,702           (245,767)
Cash and Cash equivalents at beginning
  of year                                       215,316            540,613
                                             ----------         ----------
Cash and Cash Equivalents at End of Quarter $   275,018        $   294,846
                                             ==========         ==========

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 3, 1997

Note A - Basis of Presentation

The accompanying condensed, consolidated, and unaudited financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein, and are of a normal, recurring nature. For purposes of this report the Company refers to Crowley, Milner and Company ("Crowley's") and its wholly-owned subsidiary, Steinbach Stores, Inc. ("Steinbach"), collectively.

Effective February 4, 1996, Crowley's changed its method of valuing inventories from the last-in, first-out method ("LIFO") to the first-in, first-out ("FIFO") method. Pursuant to the provisions of Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", the change from LIFO to FIFO has been applied retroactively, and prior period financial statements have been restated accordingly. The effect of this restatement was to increase Crowley's retained earnings as of May 4, 1996, by $6,251,964.

Given the seasonal nature of the specialty department store business, operating results for the thirteen week period ended May 3, 1997, are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

It is suggested that these condensed, consolidated and unaudited financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's annual report on Form 10-K for the year ended February 1, 1997.

Note B - Acquisition of Steinbach Stores, Inc. and presentation of financial information

As previously reported by the Company in the Form 10-K filed for the year ended February 1, 1997, Crowley's acquired from the shareholders of Steinbach (the "Steinbach Shareholders"), all of the issued and outstanding shares of the capital stock of Steinbach in exchange for 514,800 shares of Common Stock of Crowley's pursuant to the terms of an Agreement and Plan of Reorganization, dated November 17, 1995, as amended, between Crowley's and the Steinbach Shareholders. As a result of the acquisition, Steinbach, with its 15 retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont, became a wholly-owned subsidiary of Crowley's as of August 31, 1996. The acquisition was accounted for as a purchase for financial reporting purposes. Under purchase accounting, Crowley's allocated the total cost of acquiring the Steinbach common stock to the assets and liabilities of Steinbach.

In connection with the Steinbach acquisition, Crowley's entered into a separate Interim Operating Agreement with the Steinbach Shareholders, whereas, during the period from December 31, 1995 through August 31, 1996, the 15 acquired Steinbach stores were operated under the management and supervision of Crowley's with all revenues, costs and expenses relating to the stores becoming the responsibility of Crowley's. The results of Steinbach through August 31, 1996, are reflected as a separate line item on the Company's consolidated condensed statements of income. Since August 31, 1996, the Company has consolidated the operating results for Steinbach.

Notwithstanding the purchase accounting treatment, inasmuch as the Company acquired only 15 of 27 stores, and did not acquire the corporate office or distribution center of Steinbach, the Company views the acquisition as an asset purchase of those stores that were actually acquired. Net owned and comparable store sales information for the acquired stores (exclusive of the Steinbach store located in North Utica, which was closed in December 1996) for this quarter and for the comparable quarter last year is as follows:


                             Quarter Ended
                      May 3, 1997      May 4, 1996
                      -----------      -----------
Net sales             $18,558,471      $14,402,095

Based on the asset nature of the acquisition, the Company does not believe additional pro forma information is meaningful.

Note C - Anticipated Effect of Pronouncement

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS), and attempts to simplify the approach for computing EPS previously required in APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and while it did not have an impact on the quarterly information presented herein, it may impact future quarters.

                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 1997 Compared To Thirteen Weeks Ended May 4,
1996

For Crowley's, net owned and comparable store sales for the first quarter ended May 3, 1997, increased 4.3% to $20.1 million from the $19.3 million recorded for the first quarter ended May 4, 1996. A substantial part of the sales increase occurred in March, where Crowley's undertook an extensive and aggressive sales promotion effort in order to move fall and winter clearance merchandise.

As indicated in Note B above, net and comparable store sales for Steinbach the first quarter ended May 3, 1997, jumped 28.9% to $18.6 million from the $14.4 million recorded for the first quarter ended May 4, 1996. Although management was encouraged by the significant sales increase, it appears that much of the sales improvement was driven by an extensive and aggressive sales promotion to move out fall and winter clearance merchandise (see further discussion below). Although management planned for a significant sales increase for the Steinbach stores during the first quarter (severe weather experienced last year during the first quarter, together with distribution problems experienced during the early stages of the Interim Operating Agreement, adversely and materially affected Steinbach's sales performance during last year's first quarter), management attributes a significant portion of the increase to a heavy sales promotion in March to reduce inventory levels in the men's area.

For the first quarter, Crowley's gross profit increased approximately $500,000, to $6.9 million from $6.4 million reported during the first quarter of 1996. Notwithstanding Crowley's aggressive sales promotion effort to move out fall and winter clearance items, Crowley's gross margin percentage improved to 28.3% from 27.4% reported during the first quarter of last year.

Steinbach's gross profit percentage dropped from 42.1% for the first quarter of 1996 to 21.9% for the first quarter of 1997. Note that 1996's gross margin percentage of 42.1% includes a one-time reversal of a $3.3 million markdown reserve. Absent this one-time reversal, the gross margin percentage for the first quarter of 1996 would have been 20.6%. During the first quarter of 1997, Steinbach reversed a $300,000 reserve which was established at year-end to provide for certain additional costs related to the Steinbach inventory. Absent these one-time adjustments for 1996 and 1997, Steinbach's gross profit percentage for the first quarter of 1996 and 1997 would be approximately the same.

For Crowley's, selling, general, and administrative expenses, expressed as a percentage of sales, decreased to 30.3% from 34.3%. The decrease is primarily attributable to the reallocation of a pro rata share of corporate overhead expense to Steinbach. If corporate overhead expense had not been allocated to Steinbach, selling, general and administrative expenses would have been $8,232,735 versus $7,988,031 incurred during the first quarter of 1996. On a consolidated basis, selling, general, and administrative expenses as a percentage of sales declined slightly to 34.0% from 34.3% for the first quarter of 1996.

On a consolidated basis, interest expense, expressed as a percentage of sales, dropped substantially from approximately 1.9% of sales to 1.3% of sales. Management attributes this improvement generally to the increased sales base and the reduction in the nominal interest rate charged on the Company's revolving loan; a reduced interest rate (prime plus .25%, i.e., 8.75% versus 9.25%) was effective as of September 5, 1996.

For Crowley's, for the quarter ended May 3, 1997 a net loss of $478,943 was recorded compared to a restated net loss of $1,964,425 for last year's first quarter. The improvement is attributable to an increase in gross margin dollars of approximately $500,000, the reallocation of approximately $910,000 of corporate overhead to Steinbach, the recognition of approximately $100,000 of expense reduction related to a common area maintenance renegotiation, the reduction in interest expense resulting from the reduction to the nominal interest rate charged of approximately $115,000, all of which were partially offset by an increase to selling, general, and administrative expenses of approximately $250,000.

For Steinbach, for the quarter ended May 3, 1997 a net loss of $3,524,929 was recorded compared to net income of $652,859 for last year's first quarter. The $4.2 million change can be attributed primarily to a substantial $2.5 million decline in gross margin dollars (from $6.9 million to $4.4 million) due to an aggressive promotion to clear out fall and winter clearance merchandise. The gross margin dollars for the first quarter of 1996 include a reversal of a $3.3 million markdown reserve. Absent this reversal, the gross margin for the first quarter of 1996 would have been $3.6 million, and the first quarter of 1997 - notwithstanding the aggressive clearance promotion - would have reflected an improvement of gross margin dollars of $.8 million. The other factors which make up the $4.2 million change from the first quarter of 1996 to the first quarter of 1997 include the allocation of $0.91 million of corporate overhead expenses from Crowley's during the first quarter of 1997; an increase to interest expense of $0.2 million as a result of the increased inventory levels required to adequately stock the stores during the first quarter; and the one-time reversal of a price reduction reserve in the first quarter of 1996 of $0.7 million.

The merchandising for the Crowley's and Steinbach stores is virtually identical, yet the difference in the first quarter's gross margin performance between the two companies is significant. Management believes that the difference can be attributed to the poor performance in menswear at the Steinbach stores during the first quarter. Traditionally, Steinbach's men's departments had been very promotional, and the Company attempted to upgrade the merchandise during the year. However, the new merchandising approach did not move goods in the manner projected by management. This exacerbated the level of markdowns that had to be taken in order to reduce the inventory to acceptable levels. Management expects that higher markdowns will be required through the second quarter in order to adjust the inventory levels in the men's area to their planned levels.

In light of the performance of the menswear area in the first quarter, the Company hired a new Vice President - General Merchandise Manager of the menswear area. With this addition, and with a more dedicated focus to controlling inventory levels - particularly in Steinbach's men's division - management believes that it has taken the appropriate steps to address the performance issue in Steinbach's men's division.

On a consolidated basis, a net loss of $4,003,871, or $2.65 per share, was recorded compared to a restated net loss of $1,311,566, or $1.37 for last year's first quarter.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position, it was unable to tax effect the losses in either year's first quarter, thus pre-tax and after-tax results are the same.

FINANCIAL CONDITION

Cash and cash equivalents for the Company ($275,018) remained relatively constant when compared to the cash and cash equivalents balance at February 1, 1997 ($215,316) and May 4, 1996 ($294,846).

Net cash used in operating activities was $3.5 million for the first quarter of 1997, compared with net cash provided by operations of $0.7 million reported during the first quarter of 1996. Nearly $4 million of this $4.2 million difference can be attributed to the losses which were incurred during the first quarter of 1997. The balance generally can be attributed to the decrease in the Company's accounts payable and accrued expenses, which Management believes is the result of diligent efforts to more timely process and pay vendor payables when compared against the turnaround time experienced in the early stages of the Steinbach acquisition.

Investing activities used cash of $113,000 during the first quarter of 1997, which was substantially the same as the $96,000 in cash used in investing activities for the first quarter last year. Generally, investing activities included capital expenditures for the modernization and refixturing of existing stores, and for upgrades to the Company's information systems.

Financing activities provided cash of $3.7 million during the first quarter of 1997, compared to financing activities using cash of $0.8 million last year. This increase is attributable to increased borrowings on the Company's revolving line of credit in order to fund merchandise purchases and the losses incurred during the quarter. Because the Company now is funding the operations of two companies of comparable size, the increase in cash used for financing activities is not unexpected.

At May 3, 1997, the Company's working capital increased to $9.3 million, a 12.0% improvement from the restated $8.3 million of working capital available at May 4, 1996.

OTHER DEVELOPMENTS

As previously reported by the Company in the Form 10-K filed for the year ended February 1, 1997, during the course of the just completed fiscal year the landlord of the Birmingham, Michigan store advised Crowley's of its intention to exercise its right to terminate the lease. The Birmingham store conducted a going-out-of-business sale and closed its doors permanently on March 23, 1997. The Birmingham store reported sales of $6.0 million during the fiscal year ended February 1, 1997. The Birmingham store was one of Crowley's weakest stores in terms of profitability.

The Company will open two new Steinbach stores in time for the Fall 1997 season. Leases for new stores located in Cortlandt, New York in Westchester County (42,000 square feet) and Trumbull, Connecticut (54,000 square feet) have been negotiated and signed.

In order to meet the liquidity needs created by the acquisition of the Steinbach Stores, the Company and Congress Financial Corporation (Central) ("Congress") amended the Loan and Security Agreement dated November 4, 1994 ("Original Agreement"), and replaced the Original Agreement with the Amended and Restated Loan and Security Agreement dated September 5, 1996 ("Amended Agreement").

The Amended Agreement provides for a revolving line of credit through November 4, 1999, secured by substantially all of the assets of the Company, of up to $24,000,000 (based on certain lending formulas) and, included within such line of credit, a facility for letters of credit of up to $5 million, with the interest rate set at 0.25% above the prime rate.

Given the finalization of the opening of the two new stores, and the Company's plans for further expansion, the Company's liquidity needs have changed. The Company requested from Congress that the revolving line of credit be expanded from $24 million to $35 million, with an additional borrowing capacity up to $42 million during the peak borrowing periods. Congress has agreed to the Company's request effective June 17, 1997. No other revisions, amendments or loan covenants to the Amended Agreement were required by Congress.

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

         None.

ITEM 5.   OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit
           No.     Description
         -------   -----------
         27        Financial Data Schedule (EDGAR filing only).

         (b) No reports on Form 8-K were filed by the Registrant during the quarter ended May 3, 1997.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CROWLEY, MILNER AND COMPANY
                                   (Registrant)


DATE:  June 17, 1997               By:  /S/ JOHN R. DALLACQUA
                                        John R. Dallacqua
                                        Vice President-Finance and
                                        Chief Financial Officer
                                        (principal financial and
                                        chief accounting officer and
                                        a duly authorized officer of the
                                        registrant).