Form 10-Q
period 1997-08-02
CROWLEY MILNER & CO
filed 1997-09-05
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 2, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________


                        Commission File Number: 1-1594


                          CROWLEY, MILNER AND COMPANY
            (Exact name of registrant as specified in its charter)

                   Michigan                         38-0454910
      (State or other jurisdiction of              (IRS Employer
       Incorporation or organization)            Identification No.)


            2301 West Lafayette Boulevard, Detroit, Michigan  48216
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

                                           Yes [X]     No [  ]


The number of shares outstanding of Registrant's common stock, as of September 5, 1997, was 1,534,462


























                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                SIX MONTHS ENDED            QUARTER ENDED
                              --------------------       ---------------------
                              August 2    August 3       August 2     August 3
                                1997        1996           1997         1996

Revenues
  Net sales--owned departments  $76,464,126  $38,934,764  $36,600,810  $18,475,898
  Net sales--leased departments   8,738,525    5,832,385    4,505,672    3,024,636
                                 ----------   ----------   ----------   ----------
  Total net sales                85,202,651   44,767,149   41,106,482   21,500,534
  Investment income                  54,091       51,919       22,212       23,150
  Other income                      318,022        1,888        7,812          855
                                 ----------   ----------   ----------   ----------
                                 85,574,764   44,820,956   41,136,506   21,524,539
Costs and Expenses
  Cost of merchandise and
    services sold                60,201,226   30,838,884   27,318,346   14,003,501
  Operating expenses             29,300,794   16,008,651   14,321,019    8,020,620
  Interest                        1,318,038      872,418      738,564      435,071
  Operating (income) loss and
    costs related to integration
    of Steinbach Stores, Inc.             -   (1,393,917)           -     (741,058)
                                 ----------   ----------   ----------   ----------
                                 90,820,058   46,326,036   42,377,929   21,718,134

Earnings (Loss) Before Income
  Taxes                          (5,245,294)  (1,505,080)  (1,241,423)    (193,595)
Federal income taxes                      -            -            -            -
                                 ----------   ----------   ----------   ----------

Net Earnings (Loss)             $(5,245,294) $(1,505,080) $(1,241,423) $  (193,595)
                                 ==========   ==========   ==========   ==========

Per Share Data:
Net earnings (loss)             $     (3.46) $     (1.57) $     (0.81) $     (0.20)
Average number of common and
  common equivalent shares
  outstanding for earnings per
  share                           1,517,187      957,878    1,523,796      957,878





















            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                        August 2       February 1       August 3
                                          1997            1997             1996
                                        --------       ----------       --------
Assets
Current Assets
  Cash and cash equivalents
    (cash equivalents of $390,161 at
    8/2/97, $176,728 at 2/1/97 and
    $292,927 at 8/3/96)                $ 859,451      $ 215,316        $ 1,662,200
  Accounts receivable, less allowances
    ($66,558 at 8/2/97, $66,258 at
    2/1/97, and $66,558 at 8/3/96      2,586,206      2,813,759          2,461,731
  Inventories at FIFO cost            41,350,640     46,555,769         19,855,739
  Deferred property taxes                992,459      1,396,848            972,322
  Other current assets                 1,169,110      1,950,510          1,436,240
                                      ----------     ----------         ----------
Total Current Assets                  46,957,866     52,932,202         26,388,232
                                      ----------     ----------         ----------

Other Assets
Deposits under EDC financing
  arrangements                           634,308        634,308            634,308
Deferred tax asset                     1,580,000      1,580,000          1,580,000
Miscellaneous                          2,892,712      2,922,660          2,526,790
                                      ----------     ----------         ----------
                                       5,107,020      5,136,968          4,741,098
                                      ----------     ----------         ----------

Properties
Land                                     315,000        315,000            315,000
Buildings                             13,291,910     13,274,001         10,206,055
Leasehold improvements                 7,130,920      6,757,605          6,189,471
Furniture, fixtures and equipment      7,426,202      7,359,066          7,119,994
                                      ----------     ----------         ----------
                                      28,164,032     27,705,672         23,830,520
Less:  Allowance for depreciation
  and amortization                    15,909,560     15,086,513         14,466,683
                                      ----------     ----------         ----------
                                      12,254,472     12,619,159          9,363,837
                                      ----------     ----------         ----------
Total Assets                        $ 64,319,358   $ 70,688,329       $ 40,493,167
                                      ==========     ==========         ==========






















            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                 August 2     February 1     August 3
                                                   1997          1997          1996
                                                 --------     ----------     --------

Liabilities and Shareholders' Equity
Current Liabilities
  Accounts payable                             $ 12,066,701  $ 17,587,798  $ 5,080,371
  Notes payable short term                       23,487,354    18,092,794   10,108,641
  Compensation and amounts withheld therefrom     1,065,099     1,424,667      734,190
  Property taxes                                  1,120,639     1,353,131      941,928
  Income taxes                                       34,972        34,972      310,126
  Other taxes                                       283,936       670,062      490,211
  Current maturities of long-term debt              605,855       575,000      525,000
  Current maturities of capital lease obligations   202,495       263,869      185,474
                                                 ----------    ----------   ----------
Total Current Liabilities                        38,867,051    40,002,293   18,375,941
                                                 ----------    ----------   ----------

Long-Term Liabilities
  Long-term debt                                  4,750,000     4,750,000    5,325,000
  Capital lease obligations                       6,226,469     6,307,565    3,638,939
  Other                                           1,973,445     1,982,053    1,761,165
                                                 ----------    ----------   ----------
                                                 12,949,914    13,039,618   10,725,104
                                                 ----------    ----------   ----------

Shareholders' Equity
  Common stock,  (authorized 4,000,000 shares,
    outstanding 1,523,796 shares at 8/2/97,
    1,507,387 shares at 2/1/97 and 957,878
    shares at 8/3/96)                             1,523,796     1,507,387      957,878
 Other capital                                    3,368,420     3,283,560    1,211,350
 Retained earnings                                7,610,177    12,855,471    9,222,894
                                                 ----------    ----------   ----------
                                                 12,502,393    17,646,418   11,392,122
                                                 ----------    ----------   ----------
Total Liabilities and Shareholders' Equity     $ 64,319,358  $ 70,688,329 $ 40,493,167
                                                 ==========    ==========   ==========


























            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                             SIX MONTHS ENDED
                                                        August 2          August 3
                                                          1997              1996


Operating Activities
Net earnings  (loss)                                 $ (5,245,294)      $ (1,505,080)
Adjustments to reconcile net earnings (loss)
  to net cash provided by (used in) operating
  activities
  Depreciation and amortization                           825,293            630,765
  Amortization of restricted stock award                        -             13,756
  Changes in operating assets and liabilities
   (Increase)  decrease in net accounts receivable        227,553           (446,813)
   (Increase)  decrease in inventories                  5,205,129          1,395,219
   (Increase)  decrease in prepaid expense and
     other assets                                       1,215,737            184,300
   Increase  (decrease) in accounts payable            (5,521,095)          (198,817)
   (Increase)  decrease in accrued compensation
     and other liabilities                               (986,794)          (223,907)
                                                      -----------         ----------
Net Cash Provided By (Used In)  Operating Activities   (4,279,471)          (150,577)
Investment Activities
Purchase of properties                                   (460,607)          (236,010)
Net Cash Used in Investment Activities                -----------         ----------
                                                         (460,607)          (236,010)
Financing Activities
  Proceeds from revolving line of credit               95,442,875         51,342,970
  Principal payments on revolving line of
    credit                                            (90,048,315)       (49,733,721)
  Principal payments on capital lease obligations        (111,615)          (111,857)
  Proceeds from sale of common stock                      101,268             10,782
                                                      -----------         ----------
Net Cash Provided By (Used In) Financing Activities     5,384,213          1,508,174
                                                      -----------         ----------
Increase  (Decrease)  in Cash and Cash  Equivalents       644,135          1,121,587
  Cash and Cash Equivalents at beginning of year          215,316            540,613
                                                      -----------         ----------
Cash and Cash Equivalents at End of Period           $    859,451       $  1,662,200
                                                      ===========         ==========
























             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 2, 1997

Note A - Basis of Presentation

The accompanying condensed, consolidated, and unaudited financial statements for the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of quarterly operating results are reflected herein, and are of a normal, recurring nature. For purposes of this report the "Company" refers to Crowley, Milner and Company ("Crowley's") and its wholly-owned subsidiary, Steinbach Stores, Inc. ("Steinbach"), collectively.

Given the seasonal nature of the specialty department store business, operating results for the six months ended August 2, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

It is suggested that these condensed, consolidated and unaudited financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.


Note B - Acquisition of Steinbach Stores, Inc. and presentation of financial information

As previously reported by the Company in its Annual Report on Form 10-K filed for the year ended February 1, 1997, effective August 31, 1996, Crowley's acquired from the shareholders of Steinbach (the "Steinbach Shareholders") all of the issued and outstanding shares of the capital stock of Steinbach in exchange for 514,800 shares of Common Stock of Crowley's pursuant to the terms of an Agreement and Plan of Reorganization, dated November 17, 1995, as amended, between Crowley's and the Steinbach Shareholders. As a result of the acquisition, Steinbach, with 15 retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont, at the effective time of the acquisition became a wholly-owned subsidiary of Crowley's as of August 31, 1996. The acquisition was accounted for as a purchase for financial reporting purposes. Under purchase accounting, Crowley's allocated the total cost of acquiring the Steinbach common stock to the assets and liabilities of Steinbach.

In connection with the Steinbach acquisition, Crowley's entered into a separate Interim Operating Agreement with the Steinbach Shareholders, which provided that, during the period from December 31, 1995 through August 31, 1996, the 15 acquired Steinbach stores would be operated under the management and supervision of Crowley's with all revenues, costs and expenses relating to the stores being the responsibility of Crowley's. The operating results of Steinbach through August 31, 1996 are reflected as a separate line item on the Company's consolidated condensed statements of income. Since August 31, 1996, the Company's operating results are reported on a consolidated basis.

Notwithstanding the purchase accounting treatment, inasmuch as the Company acquired only 15 of 27 stores and did not acquire the corporate office or distribution center of Steinbach, the Company views the acquisition, from an accounting perspective, as an asset purchase of those stores that were actually acquired. Pro forma financial information for the acquired stores (exclusive of the Steinbach store located in North Utica, which was closed in December 1996) for the quarter and six months ended August 2, 1997, and for the comparable periods last year, are as follows:








                               Six Months Ended                 Quarter Ended
                         August 2, 1997 August 3, 1996    August 2, 1997 August 3, 1996
                         -------------- --------------    -------------- --------------

Comparable store sales   $39,702,438    $33,258,844       $19,779,985    $17,721,907
Gross Profit              10,874,674     14,387,330         6,511,105      7,535,983
Operating Expenses        15,026,718     13,484,517         7,373,057      6,630,113
Interest Expense (related
 to Line of Credit)          552,039        252,250           298,915        192,250
Net Income (Loss)         (4,683,642)     1,393,917        (1,158,713)       741,058


Note C - Anticipated Effect of Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), and attempts to simplify the approach for computing EPS previously required in APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and while it did not have an impact on the quarterly information presented herein, it may impact future quarters.














































                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Statement on Forward-Looking Information

This quarterly report includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "anticipates" or "expects" used in the Company's press releases and reports filed with the Securities and Exchange Commission (including periodic reports on Form 10-K and Form 10-Q) are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Company believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results.

The Company cautions that these and similar statements included in this report and in previously filed periodic reports are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: risks associated with the leasing and opening of two new Steinbach stores, as well as placement of same into service in the fourth quarter of 1997; the ability of the Company in the future to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain adequate merchandise supply and hire and train employees; the ability of the Company to gauge the fashion tastes of its customers and provide merchandise that satisfies customer demand; management's ability to manage the Company's vendors and private label sources; increased competition in existing markets; loss or retirement of key executives; adverse economic conditions in the Company's markets; severe and unusual weather in the Company's markets; and adverse results of significant litigation matters.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

RESULTS OF OPERATIONS

As detailed in Note A to the Notes To Consolidated Condensed Financial Statements ("Notes"), for purposes of this report the "Company" refers to Crowley, Milner and Company ("Crowley's") and its wholly-owned subsidiary, Steinbach Stores, Inc. ("Steinbach"), collectively.

As detailed in Note B to the Notes, Crowley's acquired Steinbach effective August 31, 1996. As a result of the acquisition, Steinbach, with 15 retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont, became a wholly-owned subsidiary of Crowley's as of August 31, 1996.

As also detailed in Note B to the Notes, in connection with the Steinbach acquisition, during the period from December 31, 1995 through August 31, 1996, the 15 acquired Steinbach stores were operated under the management and supervision of Crowley's with all revenues, costs and expenses relating to the stores being the responsibility of Crowley's for such period. The operating results of Steinbach through August 31, 1996 were reflected as a separate line item on the Company's consolidated condensed statements of income. Since August 31, 1996, the Company's operating results are reported on a consolidated basis.

In light of the above, and to assist the reader in the review of this report, the Steinbach operating results for the quarter and six months ended August 3, 1996 were combined with the Crowley's operating results for those reporting periods.


Quarter Ended August 2, 1997 Compared To Quarter Ended August 3, 1996

                                          Quarter Ended
                                     August 2       August 3
Comparable                             1997           1996
Store
Sales              Crowley's        $21,326,497    $20,243,585
                   Steinbach         19,779,985     17,721,907
                                     ----------     ----------
            Consolidated for 1997   $41,106,482
         Combined/Proforma for 1996                $37,965,492

The Company's consolidated comparable net store sales for the quarter ended August 2, 1997 increased 8.2%, to $41.1 million, from the $38.0 million of combined comparable net store sales for the quarter ended August 3, 1996.

For Crowley's, comparable net store sales for the quarter ended August 2, 1997 increased 5.4%, to $21.3 million, from the $20.2 million recorded for the quarter ended August 3, 1996. (Crowley's closed its Birmingham store on March 23, 1997. Sales for the Birmingham store for the second quarter of 1996 were approximately $1.3 million.) The sales increase occurred evenly during the quarter, and management believes that a promotional campaign to aggressively market the Crowley's proprietary credit card significantly contributed to the sales performance.

As indicated in Note B to the Notes, comparable net store sales for Steinbach for the quarter ended August 2, 1997 increased 11.6%, to $19.8 million, from the $17.7 million for the quarter ended August 3, 1996. Although management was encouraged by the sales performance, much of the sales improvement, as was the case in the first quarter, was driven by an extensive and aggressive sales promotion to move out clearance merchandise (see further discussion below).


                                           Quarter Ended
                                      August 2     August 3
Gross                                   1997          1996
Profit
             Crowley's              $ 7,277,031  $ 7,497,033
             Steinbach                6,511,105    7,535,983
                                      ---------    --------
        Consolidated for 1997       $13,788,136
     Combined/Proforma for 1996                  $15,033,016

The Company's consolidated gross profit for the quarter ended August 2, 1997 decreased 8.0%, to $13.8 million, from the $15.0 million of combined gross profit for the quarter ended August 3, 1996.

For the second quarter, Crowley's gross profit dollars were comparable to last year's second quarter performance ($7.3 million in 1997 versus $7.5 million in 1996), and as a percentage of net sales, the gross profit percentage remained relatively constant (34.1% in 1997 versus 34.9% in 1996).

As was disclosed in the Company's Quarterly Report on Form 10-Q filed for the quarter ended May 3, 1997, it was management's belief that higher markdowns would be required through the second quarter to adjust the inventory levels in the men's area of the Steinbach stores to their planned levels. These higher markdowns are reflected in the second quarter results for Steinbach. Steinbach's gross profit dollars for the second quarter decreased sharply when compared to last year's second quarter performance ($6.5 million in 1997 versus $7.5 million in 1996). As a percentage of net sales, the gross profit percentage dropped to 32.9% for the quarter ended August 2, 1997 from 40.7% for the comparable period in 1996. Management believes that as a result of the extensive markdowns taken in the Steinbach stores for the first two quarters of 1997, markdowns for the third and fourth quarters will be more in line with management's expectations.





                                          Quarter Ended
                                     August 2        August 3
Operating                              1997             1996
Expenses
                   Crowley's       $ 6,947,962     $  8,020,620
                   Steinbach         7,373,057        6,630,113
                                     ---------        ---------
            Consolidated for 1997  $14,321,019
         Combined/Proforma for 1996                 $14,650,733

The Company's consolidated operating expenses for the quarter ended August 2, 1997 decreased 2.3%, to $14.3 million, from the $14.7 million of combined operating expenses for the quarter ended August 3, 1996. Operating expenses expressed as a percentage of net sales decreased significantly to 34.8% in the second quarter of 1997 from 38.6% for the comparable period last year. Management attributes this improvement to the 8.2% sales increase, together with the cost efficiencies that the Company has been able to effect since the acquisition, particularly in the area of insurance expense.

For Crowley's, operating expenses expressed as a percentage of net sales decreased to 32.6% for the quarter ended August 2, 1997 from 37.3% for the comparable period in 1996. The decrease is primarily attributable to the allocation of a pro rata share of corporate overhead expense to Steinbach during the quarter ended August 2, 1997. No corporate overhead was allocated to Steinbach prior to August 31, 1996, the effective date of the acquisition by Crowley's. For Steinbach, operating expenses expressed as a percentage of net sales remained relatively constant at 37.2%. However, operating expenses at Steinbach increased to $7,373,057 for the first six months of 1997 from $6,630,110 for the comparable period in 1996. The increase is primarily attributable to the allocation of a pro rata share of corporate overhead expense to Steinbach during the quarter ended August 2, 1997.


                                              Quarter Ended

Interest                                 August 2       August 3
Expense                                    1997           1996
Line of
Credit              Crowley's           $ 195,144       $ 209,859
                    Steinbach             298,915         192,250
                                          -------        --------
             Consolidated for 1997      $ 494,059
          Combined/Proforma for 1996                    $ 402,109


The Company's consolidated interest expense related to its line of credit for the quarter ended August 2, 1997 increased 22.9%, to $494,000, from the $402,000 of interest expense incurred on a combined basis for the quarter ended August 3, 1996. The Company's consolidated interest expense related to its line of credit and expressed as a percentage of net sales increased to 1.2% in the second quarter of 1997 from 1.1% on a combined basis for the comparable period last year. Notwithstanding the overall decline in the Company's borrowing rate as a result of amending the terms of its credit facility in September 1996 (see additional explanation in "Other Developments"), effective September 5, 1996, the Company's borrowing rate dropped from prime plus 1.00% to prime plus 0.25%, the increase in consolidated interest expense for the quarter ended August 2, 1997 is primarily attributed to the higher inventory levels maintained in the Steinbach stores that were funded by the revolving line of credit.

For Crowley's, interest expense related to the line of credit for the quarter ended August 2, 1997 decreased to $195,000 from $210,000 for the comparable period last year. Interest expense expressed as a percentage of net sales remained constant at 1.0% for the second quarters of 1997 and 1996, respectively. For Steinbach, interest expense related to the line of credit for the quarter ended August 2, 1997 increased to $299,000 from $192,000 for the comparable period last year. Interest expense expressed as a percentage of net sales increased significantly to 1.5% for the quarter ended August 2, 1997 from 1.0% for the comparable period in 1996. Although higher inventory levels contributed to the majority of the increase in interest expense, management also believes that a refinement in the method in which interest expense was calculated and allocated to the Steinbach stores during the current year explains the balance of the increase. Management believes that the new calculation and allocation method more properly reflects the interest expense incurred by the Steinbach stores.

For accounting purposes, both Crowley's and Steinbach are required to capitalize a portion of the lease expense related to certain of their respective store locations, and to reclassify a portion of the lease expense as interest expense. On a consolidated basis, for the quarters ended August 2, 1997 and August 3, 1996, the amount of lease payments reclassified as interest expense and interest other than interest incurred on the revolver was approximately $245,000, and $225,000, respectively.

                                             Quarter Ended
                                        August 2       August 3
Net Income                               1997            1996
(Loss)
                Crowley's           $    (82,710)    $ (934,653)
                Steinbach             (1,158,713)       741,058
                                      ----------       --------
          Consolidated for 1997     $ (1,241,423)
        Combined/Proforma for 1996                   $ (193,595)

On a consolidated basis, the Company reported a net loss of $1,241,423, or $0.81 per share, for the second quarter of 1997 compared to a combined net loss of $193,595 or $0.20 per share, for the second quarter of 1996.

For Crowley's, for the quarter ended August 2, 1997, a net loss of $82,710 was recorded compared to a net loss of $934,653 for last year's second quarter. The improvement largely is attributable to the allocation of approximately $942,000 of corporate overhead to Steinbach. For Steinbach, for the quarter ended August 2, 1997 a net loss of $1,158,713 was recorded compared to net income of $741,058 for last year's second quarter. The $1.9 million decline from last year's second quarter operating results is attributable in large part to a $1 million decline in gross profit (from $7.5 million to $6.5 million) arising from the aggressive promotion to clear out clearance merchandise. The balance of the change results from the allocation of approximately $942,000 of corporate overhead expenses to Steinbach during the second quarter of 1997. No corporate overhead was allocated to Steinbach prior to August 31, 1996, the effective date of the acquisition by Crowley's.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position, it was unable to tax effect the losses in either year's second quarter, thus pre-tax and after-tax results are the same.

Six Months Ended August 2, 1997 Compared To Six Months Ended August 3, 1996

                                             Six Months Ended
                                          August 2       August 3
Comparable                                  1997            1996
Store
Sales                 Crowley's         $44,090,600     $42,245,673
                      Steinbach          39,702,438      33,258,844
                                         ----------      ----------
               Consolidated for 1997    $83,793,038
             Combined/Proforma for 1996                 $75,504,517

The Company's consolidated comparable net store sales for the six months ended August 2, 1997 increased 11.0%, to $83.8 million, from the $75.5 million of combined comparable net store sales for the six months ended August 3, 1996.


For Crowley's, comparable net store sales for the six months ended August 2, 1997 increased 4.4%, to $44.1 million, from the $42.2 million recorded for the six months ended August 3, 1996. (Crowley's closed its Birmingham store on March 23, 1997. Sales for the Birmingham store for 1997 and for the first six months of 1996 were approximately $1.4 million and $2.5 million, respectively.) The increase is attributable to an extensive and aggressive sales promotion effort in March to move fall and winter clearance merchandise, and to a promotional campaign in the second quarter to market Crowley's proprietary credit card.

As indicated in Note B to the Notes, comparable net store sales for Steinbach for the six months ended August 2, 1997 showed a 19.4% improvement to $39.7 million from the $33.3 million for the six months ended August 3, 1996. Much of the sales improvement was driven by an extensive and aggressive sales promotion to move out fall and winter clearance merchandise during the first two quarters of the year. Management believes that, as a result of the extensive sales promotions, the clearance merchandise has been reduced to a normal level in the Steinbach stores.


                                             Six Months Ended
                                        August 2        August 3
Gross                                     1997            1996
Profit
                    Crowley's         $14,126,751      $13,928,265
                    Steinbach          10,874,674       14,387,330
                                       ----------       ----------
             Consolidated for 1997    $25,001,425
          Combined/Proforma for 1996                   $28,315,595

The Company's consolidated gross profit for the six months ended August 2, 1997 decreased 11.7%, to $25.0 million, from the $28.3 million of combined gross profit for the six months ended August 3, 1996.

For the six months ended August 2, 1997, Crowley's gross profit increased approximately $200,000, to $14.1 million, from $13.9 million reported during the first six months of 1996. Notwithstanding Crowley's aggressive sales promotion effort to move out fall and winter clearance items during the first quarter of 1997, Crowley's gross profit percentage remained constant at approximately 31% for the first six months of 1997 and 1996.

Steinbach's gross profit percentage dropped from 41.4% for the first six months of 1996 to 27.4% for the first six months of 1997. The gross profit percentage for 1996 of 41.4%, however, includes a one-time reversal of a $3.3 million markdown reserve. Absent this one-time reversal, the gross profit percentage for the first six months of 1996 would have been 31.9%. Steinbach's gross profit percentage for the first six months of 1997 was impacted significantly by the extensive sales promotion effort that was required to move the fall and winter clearance merchandise, particularly in the first quarter. Management believes that, as a result of the extensive markdowns taken in the Steinbach stores for the first two quarters of 1997, markdowns for the third and fourth quarters will be more in line with management's expectations.


                                              Six Months Ended
                                          August 2        August 3
Operating                                   1997            1996
Expenses
                     Crowley's           $14,274,076     $16,008,651
                     Steinbach            15,026,718      13,484,517
                                          ----------      ----------
                Consolidated for 1997    $29,300,794
             Combined/Proforma for 1996                  $29,493,168

The Company's consolidated operating expenses for the six months ended August 2, 1997 decreased approximately $200,000 to $29.3 million from the $29.5 million of combined operating expenses incurred for the six months ended August 3, 1996. Operating expenses expressed as a percentage of net sales decreased significantly to 34.4% for the first six months of 1997 from 39.1% for the comparable period last year. Management attributes this improvement to the 11.0% sales increase, together with the cost efficiencies that the Company has experienced since the acquisition, particularly in the area of insurance expense.

For the six months ended August 2, 1997, Crowley's operating expenses, expressed as a percentage of net sales, decreased to 31.4% from 35.8% for the comparable period last year. The decrease is primarily attributable to the allocation of a pro rata share of corporate overhead expense to Steinbach. No corporate overhead was allocated to Steinbach prior to August 31, 1996, the effective date of the acquisition by Crowley's. For Steinbach, operating expenses expressed as a percentage of net sales dropped to 37.8% for the first six months of 1997 from 40.5% for the comparable period last year. Management attributes this positive trend principally to the 19.4% improvement in the Steinbach stores sales performance for the first six months of the year. Operating expenses for Steinbach increased to $15,026,718 for the first six months of 1997 from $13,484,517 for the comparable period in 1996. The increase is primarily attributable to the allocation of a pro rata share of corporate overhead expense to Steinbach during the first six months ended August 2, 1997.


                                          Six Months Ended
Interest                             August 2          August 3
Expense                                1997               1996
Line of
Credit               Crowley's       $ 377,389         $ 421,191
                     Steinbach         552,039           252,250
                                       -------           -------
             Consolidated for 1997   $ 929,428
          Combined/Proforma for 1996                   $ 674,241


The Company's consolidated interest expense related to the line of credit for the six months ended August 2, 1997 increased 37.8% to approximately $929,000 from $674,000 of interest expense incurred on a combined basis for the first six months of 1996. The Company's consolidated interest expense expressed as a percentage of net sales increased to 1.1% for the first six months of 1997 from 0.89% for the comparable period a year ago. Notwithstanding the overall decline in the Company's borrowing rate, as a result of amending the terms of its credit facility in September 1996 (see additional explanation in "Other Developments"), effective September 5, 1996, the Company's borrowing rate dropped from prime plus 1.00% to prime plus 0.25%, the increase in consolidated interest expense for the first six months of 1997 is primarily attributed to the higher inventory levels maintained in the Steinbach stores that were funded by the revolving line of credit.

For Crowley's, interest expense related to the line of credit for the six months ended August 2, 1997 decreased to $377,000 from $421,000 for the comparable period last year. Interest expense expressed as a percentage of net sales decreased to 0.9% for the six months ended August 2, 1997 from 1.0% for the comparable period in 1996.

For Steinbach, interest expense related to the line of credit for the six months ended August 2, 1997 increased to $552,000 from $252,000 for the comparable period last year. Interest expense expressed as a percentage of net sales increased significantly to 1.4% for the six months ended August 2, 1997 from 0.7% for the comparable period in 1996. Although higher inventory levels are responsible for the majority of the increase in interest expense, management also believes that a refinement in the method in which interest expense was calculated and allocated to the Steinbach stores during the current year contributed to the balance of the increase.

For accounting purposes, both Crowley's and Steinbach are required to capitalize a portion of the lease expense related to certain of their respective store locations, and to reclassify a portion of the lease expense as interest expense. On a consolidated basis, for the six month periods ended August 2, 1997 and August 3, 1996, the amount of lease payments reclassified as interest and interest other than interest incurred on the revolver was approximately $389,000, and $450,000, respectively.










                                               Six Months Ended
                                          August 2           August 3
Net Income                                  1997                1996
(Loss)
                      Crowley's        $   (561,652)        $(2,898,997)
                      Steinbach          (4,683,642)          1,393,917
                                         ----------          ----------
                Consolidated for 1997   $(5,245,294)
             Combined/Proforma for 1996                     $(1,505,080)

On a consolidated basis, for the six months ended August 2, 1997 the Company reported a net loss of $5,245,294, or $3.46 per share, compared to a combined net loss of $1,505,080, or $1.57 per share, for the comparable period last year.

For Crowley's, for the six months ended August 2, 1997, a net loss of $561,652 was recorded compared to a net loss of $2,898,997 during the first six months of 1996. The $2.3 million improvement is attributable to an increase in gross profit dollars of approximately $200,000, and the allocation of approximately $1.9 million of corporate overhead to Steinbach. For Steinbach, for the six months ended August 2, 1997, a net loss of $4,683,642 was recorded compared to net income of $1,393,917 for the first six months of last year. The $6.1 million change can be attributed primarily to a $3.5 million decline in gross profit (from $14.4 million to $10.9 million) arising from an aggressive promotion to clear out fall and winter clearance merchandise. As indicated previously, the gross profit for the first six months of 1996 includes a reversal of a $3.3 million markdown reserve. The other factors which contributed to the $6.1 million change include: the allocation of $1.9 million of corporate overhead expenses during the first six months of 1997; an increase to interest expense of $300,000 as a result of the increased inventory levels required to adequately stock the stores during the six months; and the one-time reversal of a price reduction reserve in the first quarter of 1996 of $700,000.

The merchandising for the Crowley's and Steinbach stores is virtually identical, yet the difference in the first six month's gross profit performance between the two companies is significant. Management believes that the difference can be primarily attributed to the poor performance in menswear at the Steinbach stores during the first six months, principally the first quarter. Traditionally, Steinbach's men's departments had been very promotional and the Company attempted to upgrade the merchandise during the year. However, the new merchandising approach did not move goods in the manner projected by management. This exacerbated the level of markdowns required to reduce the inventory to acceptable levels. In light of the performance of the menswear area in the first quarter, the Company hired a new Vice President - General Merchandise Manager of the menswear area.

With this addition, and with a more dedicated focus to controlling inventory levels, particularly in Steinbach's men's division, management believes that as a result of the extensive promotional efforts, at the end of the second quarter the inventory levels in the men's area are within an acceptable range of their planned levels, and that it has taken the appropriate steps to address the performance issue in Steinbach's men's division.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position, it was unable to tax effect the losses in either year's six months, thus pre-tax and after-tax results are the same.


FINANCIAL CONDITION

Cash and cash equivalents for the Company increased to $860,000 from $215,000 at February 1, 1997. The cash and cash equivalents balance at August 3, 1996 was $1.7 million. The decrease in cash and cash equivalent balances between August 3, 1996 and August 2, 1997 can be attributed to the change in the nature of short-term liabilities.

Net cash used in operating activities was $4.3 million for the first six months of 1997, compared with net cash used in operating activities of $151,000 reported during the first six months of 1996. This difference is explained by the $5.2 million loss reported during the period, together with the decrease in the Company's accounts payable ($5.5 million) and accrued expenses ($1.0 million), which were offset by the decrease in the Company's inventories ($5.2 million) and prepaid expenses ($1.2 million). Management believes that the decrease in the Company's inventories is evidence of the Company's diligent and focused efforts to better control its inventory levels. In addition, the decrease in accounts payable and accrued expenses is the result of the Company's dedication to more timely process and pay vendor payables as compared to the turnaround time experienced in the early stages of the Steinbach acquisition.

Investing activities used cash of $461,000 during the first six months of 1997, compared to $236,000 of cash used in investing activities for the first six months of 1996. Investing activities included capital expenditures for the modernization and refixturing of existing stores, and upgrades to the Company's information systems.

Financing activities provided cash of $5.4 million during the first six months of 1997, compared to $1.5 million of cash provided last year. This increase is attributable to increased borrowings on the Company's revolving line of credit to fund merchandise purchases and the losses incurred during the first six months. On July 3, 1997, the Company amended its revolving line of credit to increase its borrowing capacity from $24 million to $35 million, with an additional borrowing capacity up to $42 million during the peak borrowing periods. For additional information related to the amended revolving line of credit, see "Other Developments" below.

At August 2, 1997, the Company's working capital improved slightly to $8.1 million from the $8.0 million of working capital available at August 3, 1996. At August 2, 1997, the Company's working capital ratio was 1.21, down from 1.44 reported at August 3, 1996.

During the six month periods ended August 2, 1997 and August 3, 1996, the Company has not paid or declared any cash dividends with respect to its stock.

OTHER DEVELOPMENTS

The Company plans to open new Steinbach stores located in Mohegan, New York in Westchester County (42,000 square feet) and Trumbull, Connecticut (54,000 square feet) in time for the Fall 1997 season, and these openings are progressing on schedule.

As disclosed in its Current Report on Form 8-K filed on July 9, 1997, the Company amended its Loan and Security Agreement with Congress Financial Corporation (Central) to increase its revolving line of credit from $24 million to $35 million, with an additional borrowing capacity up to $42 million during the peak borrowing periods of September 1 through November 30 of each year. In addition, the facility for letters of credit was expanded from $5 million to $10 million. The Loan and Security Agreement was amended effective July 3, 1997, to reflect these terms. The Company believes that this expanded facility, together with cash provided by operating activities, will be sufficient to meet the current funding needs, as well as the needs for planned expansion, renovation of its current stores, and funding of the Company's "Year 2000" solution.

With respect to the Company's "Year 2000" solution, in the fourth quarter of 1997, the Company will commence, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing, and implementation. Based on an extensive study, the Company expects to spend approximately $2.5 million during the period of fiscal year 1998 through fiscal year 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The estimated funding needs of $2.5 million anticipate a "total solution" to the "Year 2000" issue, which includes hardware, software, and all related collateral support. The timetable for the Company to convert from its current management information system to one which is "Year 2000" compliant anticipates a "go live" date of February 1999. There can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         There are no material pending legal proceedings in which the Company is a party to which its assets are subject.

ITEM 2.  CHANGES IN SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Company's Annual Meeting of Shareholders was held on May 22, 1997 at the principal offices of the Company. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board's nominees for election to the Board of Directors and all such nominees were elected. The matters voted on at the meeting (as more fully described in the Proxy Statement, dated April 22, 1997), and the results of the shareholder voting, were as follows:

         1. Election of directors to hold office until Annual Meeting of Shareholders in 2000.

                 Donald N. Bailey     For  1,465,399;   Withheld   630
                 Thomas R. Ketteler   For  1,465,399;   Withheld   630
                 Julius L. Pallone    For  1,465,229;   Withheld   800
                 Jerome L. Schostak   For  1,463,229;   Withheld 2,800


         2. Appointment of Ernst & Young LLP as auditors for fiscal year ended January 31, 1998:
                                             For       1,448,829
                                             Against      16,200
                                             Abstain       1,000

ITEM 5.  OTHER INFORMATION
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
         27        Financial Data Schedule (EDGAR filing only).

         (b)  Reports on Form 8-K

         On July 9, 1997, the Company filed a Current Report on Form 8-K, dated July 3, 1997, pursuant to which it reported under Item 5 on the consummation of Amendment No. 1 to the Amended and Restated Loan and Security Agreement, effective as of September 5, 1996, among Crowley, Milner and Company, Steinbach Stores, Inc. and Congress Financial Corporation (Central).




















                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CROWLEY, MILNER AND COMPANY
                                  (Registrant)


DATE:  September 5, 1997          By:  /S/ JOHN R. DALLACQUA
                                       John R. Dallacqua
                                       Vice President-Finance and
                                       Chief Financial Officer
                                       (principal financial and
                                       chief accounting officer and
                                       a duly authorized officer of the
                                       registrant).