Form 10-Q
period 1997-11-01
CROWLEY MILNER & CO
filed 1997-12-12
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 1, 1997

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

The number of shares outstanding of Registrant's common stock, as of December 12, 1997, was 1,544,462

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   NINE MONTHS ENDED         QUARTER ENDED
                                                   -----------------         -------------
                                               November 1     November 2   November 1    November 2
                                                  1997           1996        1997          1996
                                                  ----           ----        ----          ----
Revenues
   Net sales--owned departments                $121,887,917   $76,281,197  $45,423,791   $37,346,433
   Net sales--leased departments                 12,855,347     9,741,100    4,116,822     3,908,715
                                                -----------    ----------   ----------    ----------
   Total net sales                              134,743,264    86,022,297   49,540,613    41,255,148
   Investment income                                 79,071       112,077       24,980        60,158
   Other income                                     336,175       429,857       18,153       427,969
                                                -----------    ----------   ----------    ----------
                                                135,158,510    86,564,231   49,583,746    41,743,275
Costs and Expenses
   Cost of merchandise and services sold         91,852,634    57,545,476    1,651,408    26,706,592
   Operating expenses                            45,456,624    30,505,417   16,155,830    14,496,766
   Interest                                       2,354,251     1,541,412    1,036,213       668,994
   Operating (income) loss and costs related to
     integration of Steinbach Stores, Inc.                -      (837,213)           -       556,704
                                                -----------    ----------   ----------    ----------
                                                139,663,509    88,755,092   48,843,451    42,429,056

Earnings  (Loss)  Before Income Taxes            (4,504,999)   (2,190,861)     740,295      (685,781)
Federal income taxes                                      -             -            -             -
                                                -----------    ----------   ----------    ----------
Net Earnings (Loss)                            $ (4,504,999)  $(2,190,861) $   740,295   $  (685,781)
                                                ===========    ==========   ==========    ==========
Per Share Data:
Net earnings (loss)                            $      (2.93)  $     (2.03) $      0.48   $     (0.52)
Average number of common and common equivalent
shares outstanding for earnings per share         1,535,834     1,077,016    1,544,344     1,320,895

        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         November 1      February 1      November 2
                                                                           1997             1997           1996
                                                                           ----             ----           ----
Assets
Current Assets
   Cash and cash equivalents
     (cash equivalents of $513,196 at 11/1/97, $176,728 at 2/1/97,
      and $351,312 at 11/2/96)                                         $   697,917     $   215,316     $   441,811
   Accounts receivable, less allowances
      ($66,558 at 11/1/97, $66,258 at 2/1/97, and $66,558 at 11/2/96)    1,906,036       2,813,759       6,267,116
   Inventories at FIFO cost                                             56,753,197      46,555,769      61,316,683
   Deferred property taxes                                                 231,881       1,396,848         789,370
   Other current assets                                                    893,957       1,950,510       2,842,676
                                                                        ----------      ----------      ----------
Total Current Assets                                                    60,482,988      52,932,202      71,657,656

Other Assets
Deposits under EDC financing arrangements                                  634,308         634,308         634,308
Deferred tax asset                                                       1,580,000       1,580,000               -
Miscellaneous                                                            2,909,703       2,922,660       2,774,748
                                                                        ----------      ----------      ----------
                                                                         5,124,011       5,136,968       3,409,056
Properties
Land                                                                       321,150         315,000         315,000
Buildings                                                               13,311,168      13,274,001      13,270,672
Leasehold improvements                                                   7,965,237       6,757,605       5,374,618
Furniture, fixtures and equipment                                        7,992,611       7,359,066       8,054,412
                                                                        ----------      ----------      ----------
                                                                        29,590,166      27,705,672      27,014,702
Less:  Allowance for depreciation and amortization                      16,315,210      15,086,513      15,603,763
                                                                        ----------      ----------      ----------
                                                                        13,274,956      12,619,159      11,410,939
                                                                        ----------      ----------      ----------
Total Assets                                                           $78,881,955     $70,688,329     $86,477,651
                                                                        ==========      ==========      ==========


        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      November 1   February 1    November 2
                                                         1997         1997          1996
                                                         ----         ----          ----
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                  $ 19,554,591  $ 17,587,798  $ 35,458,276
   Notes payable short term                            30,752,215    18,092,794    20,513,622
   Compensation and amounts withheld therefrom          1,067,949     1,424,667     1,054,198
   Property taxes                                         162,120     1,353,131       782,563
   Income taxes                                            34,972        34,972       109,972
   Other taxes                                            337,880       670,062       781,879
   Current maturities of long-term debt                   575,000       575,000       525,000
   Current maturities of capital lease obligations        263,977       263,869       284,199
                                                       ----------    ----------    ----------
Total Current Liabilities                              52,748,704    40,002,293    59,509,709

Long-Term Liabilities
   Long-term debt                                       4,750,000     4,750,000     5,325,000
   Capital lease obligations                            6,139,902     6,307,565     6,424,225
   Other                                                1,977,372     1,982,053     1,976,157
                                                       ----------    ----------    ----------
                                                       12,867,274    13,039,618    13,725,382
Shareholders' Equity
   Common stock, (authorized 4,000,000 shares,
     outstanding 1,544,462 shares at 11/1/97,
     1,507,387 shares at 2/1/97 and 1,501,378
     shares at 11/2/96)                                 1,544,462     1,507,387    1,501,378
   Other capital                                        3,371,043     3,283,560    3,204,069
   Retained earnings                                    8,350,472    12,855,471    8,537,113
                                                       ----------    ----------   ----------
                                                       13,265,977    17,646,418   13,242,560
                                                       ----------    ----------   ----------
Total Liabilities and Shareholders' Equity            $78,881,955   $70,688,329  $86,477,651
                                                       ==========    ==========   ==========

        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                 November 1      November 2
                                                     1997           1996
                                                     ----           ----
Operating Activities
Net earnings  (loss)                           $  (4,504,999)  $ (2,190,861)
Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities
   Depreciation and amortization                   1,224,794        976,152
   Amortization of restricted stock award                  -         57,193
   Changes in operating assets and liabilities
   Gain on termination of capital lease                    -       (372,514)
    (Increase) decrease in net accounts
      receivable                                     907,723     (2,118,667)
    (Increase) decrease in inventories           (10,197,428)   (19,135,556)
    (Increase) decrease in prepaid expense
      and other assets                             2,234,477       (949,188)
    Increase (decrease) in accounts payable        2,482,609     10,971,666
    Increase (decrease) in accrued compensation
      and other liabilities                       (2,400,408)     1,599,249
                                                  ----------     ----------
Net Cash Provided By (Used In) Operating
Activities                                       (10,253,232)   (11,162,526)

Investment Activities
Purchase of properties                            (1,880,591)      (327,933)
                                                  ----------     ----------
Steinbach Acquisition                                      -       (486,122)
Net Cash Used in Investment Activities            (1,880,591)      (814,055)

Financing Activities
   Proceeds from revolving line of credit        156,640,179    106,056,568
   Principal payments on revolving line of
     credit                                     (143,980,758)   (94,042,338)
   Principal payments on capital lease
     obligations                                    (167,555)      (323,415)
   Proceeds from sale of common stock                124,558        186,964
                                                 -----------     ----------
Net Cash Provided By (Used In) Financing
 Activities                                       12,616,424     11,877,779
                                                 -----------     ----------
Increase (Decrease) in Cash and Cash
  Equivalents                                        482,601        (98,802)
   Cash and Cash Equivalents at beginning
     of year                                         215,316        540,613
                                                 -----------     ----------
Cash and Cash Equivalents at End of Period     $     697,917    $   441,811
                                                 ===========     ==========

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           November 1, 1997

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

Given the seasonal nature of the specialty department store business, operating results for the nine months ended November 1, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

It is suggested that these condensed, consolidated and unaudited financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended February 1, 1997.

Note B - Acquisition of Steinbach Stores, Inc. and Presentation of Financial Information

As previously reported by the Company in its Annual Report on Form 10-K filed for the year ended February 1, 1997, effective August 31, 1996, Crowley's acquired from the shareholders of Steinbach (the "Steinbach Shareholders") all of the issued and outstanding shares of the capital stock of Steinbach in exchange for 514,800 shares of Common Stock of Crowley's pursuant to the terms of an Agreement and Plan of Reorganization, dated November 17, 1995, as amended, between Crowley's and the Steinbach Shareholders. As a result of the acquisition, Steinbach, with 15 retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont, became a wholly-owned subsidiary of Crowley's. The Steinbach acquisition was accounted for as a purchase for financial reporting purposes. Under purchase accounting, Crowley's allocated the total cost of acquiring the Steinbach common stock to the assets and liabilities of Steinbach.

In connection with the Steinbach acquisition, Crowley's entered into a separate Interim Operating Agreement with the Steinbach Shareholders, which provided that, during the period from December 31, 1995 through August 31, 1996, the 15 acquired Steinbach stores would be operated under the management and supervision of Crowley's with all revenues, costs and expenses relating to the stores being the responsibility of Crowley's. The operating results of Steinbach through August 31, 1996 were reflected as a separate line item on the Company's consolidated condensed statements of income. Since August 31, 1996, the Company's operating results have been reported on a consolidated basis.

Notwithstanding the purchase accounting treatment, inasmuch as the Company acquired only 15 of 27 stores and did not acquire the corporate office or distribution center of Steinbach, the Company views the Steinbach acquisition, from an accounting perspective, as an asset purchase of those stores that were actually acquired. Pro forma financial information for the acquired stores (exclusive of the Steinbach store located in North Utica, New York, which was closed in December 1996) for the quarter and nine months ended November 1, 1997, and for the comparable periods last year, was as follows:

                           Nine Months Ended            Quarter Ended
                        November 1,   November 2,  November 1,   November 2,
                           1997           1996        1997          1996
                            ----          ----        ----          ----
Comparable store sales   $61,075,935  $53,266,788  $21,373,497  $20,007,944
Gross Profit              18,828,155   22,320,137    7,953,481    7,932,807
Operating Expenses        23,149,393   21,806,877    8,122,675    8,322,365
Interest Expense
  (related to Line of
   Credit)                   961,056      528,321      409,018      276,071
Net Income (Loss)         (5,400,707)     737,422     (717,066)    (656,495)

Note C - Anticipated Effect of Pronouncement

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), and attempts to simplify the approach for computing EPS previously required in APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note on Forward-Looking Statements

This report includes various "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 that represent the Company's expectations or beliefs concerning future events and involve risks and uncertainties. Expressions such as "believes", "anticipates" or "expects" are intended to identify these forward-looking statements. Although the Company believes its expectations are based upon reasonable assumptions, the Company cautions that such forward-looking statements are subject to important factors that could cause actual results to differ materially from those anticipated. These factors include, but are not limited to, increasing competition in existing markets; adverse economic conditions either nationally or in existing markets; unexpected or severe weather conditions, and possible unavailability of merchandise from existing vendors. The Company is under no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof.


Results of Operations

As detailed in Note A of the Notes To Consolidated Condensed Financial Statements ("Notes"), for purposes of this report the "Company" refers to Crowley, Milner and Company ("Crowley's") and its wholly-owned subsidiary, Steinbach Stores, Inc. ("Steinbach"), collectively.

As detailed in Note B of the Notes, Crowley's acquired Steinbach effective August 31, 1996, and Steinbach became a wholly-owned subsidiary of Crowley's as of that date. During the period from December 31, 1995 through August 31, 1996, the 15 acquired Steinbach stores were operated by Crowley's with all revenues, costs and expenses relating to the stores being the responsibility of Crowley's. The operating results of Steinbach through August 31, 1996 were reflected as a separate line item on the Company's consolidated condensed statements of income. Since August 31, 1996, the Company's operating results are reported on a consolidated basis. To assist the reader in the review of this report, the Steinbach operating results for the quarter and nine months ended November 2, 1996 were combined with the Crowley's operating results for those reporting periods, on a pro forma basis as if Steinbach had been owned by Crowley's throughout the period.

Quarter Ended November 1, 1997 Compared To Quarter Ended November 2, 1996


                                             Quarter Ended
                                           Nov 1        Nov 2     Percentage
Comparable                                 1997         1996       Increase
Store                                     -----        -----     ----------
Sales        Crowley's                   $27,337,682  $24,836,609   10.1%
             Steinbach                    21,373,497   20,007,944    6.8%
                                          ----------   ----------   ----
             Consolidated for 1997        48,711,179
             Combined/Pro forma for 1996               44,844,553    8.6%

For Crowley's, the sales increase for the quarter occurred during the months of August and October. Management believes that a successful "back to school" sales promotion bolstered August's performance and that October sales were enhanced by the initiation of a deferred billing credit card program, together with a novel Halloween promotional mailer. As was the case during the second quarter, a promotional campaign to aggressively market the Crowley's proprietary credit card also contributed to the sales performance.

For Steinbach, the majority of the sales increase for the quarter occurred in October. As was the case with Crowley's stores, October sales were augmented by the initiation of a deferred billing credit card program, together with the novel Halloween promotional mailer. Also, a promotional campaign to aggressively market the Steinbach proprietary credit card contributed to the sales performance.


                                              Quarter Ended
                                           Nov 1         Nov 2    Percentage
                                            1997          1996     Increase
                                            ----          ----      -------
Gross        Crowley's                   $9,935,724    $8,401,108    18.3%
Profit       Steinbach                    7,953,481     7,932,807     0.7%
                                          ---------     ---------    -----
             Consolidated for 1997       17,889,205
             Combined/Pro forma for 1996               16,333,915     9.5%

For the third quarter, as a percentage of net sales, Crowley's gross profit was 36.3% compared to last year's third quarter performance of 33.7%. Management attributes the improvement in large part to an effort which attempted to accelerate promotional markdowns into the second quarter of the year. By taking markdowns earlier, the extent of the markdowns for the third quarter was be lessened.

Steinbach's gross profit as a percentage of sales was 35.9% compared to last year's third quarter performance of 37.3%. As noted in the Form 10-Q filed for the quarter ended November 2, 1996, Steinbach's gross profit percentage was enhanced by positive adjustments to both merchandise ($250,000) and gift certificate redemptions ($225,000). Absent these positive adjustments in 1996, Steinbach's gross profit as a percentage of sales would have been 35.0%. Thus, Steinbach's gross profit percentage for the quarter improved to 35.9% from 35.0%, and is comparable to Crowley's gross profit percentage for the quarter. As was the case with Crowley's, management attributes the improvement in large part to an effort which accelerated promotional markdowns into the second quarter of the year.

                                                 Quarter Ended
                                              Nov 1        Nov 2  Percentage
                                               1997        1996     Decrease
                                               ----        ----     --------
Operating     Crowley's                     $8,033,155   $8,427,445   (4.7%)
Expenses      Steinbach                      8,122,675    8,322,365   (2.4%)
                                             ---------    ---------    ----
              Consolidated for 1997         16,155,830
              Combined/Pro forma for 1996                16,749,810   (3.5%)

The Company's consolidated operating expenses for the quarter ended November 1, 1997 expressed as a percentage of net sales were 32.6% compared to 35.1% for the comparable period last year. Management attributes this improvement to the 8.6% sales increase, together with cost efficiencies that the Company has effected since the Steinbach acquisition. Areas in which the Company has realized cost efficiencies include general liability, worker's compensation and unemployment insurance, pension administration and contribution, and previously outsourced contract services, such as cleaning, rubbish removal and security.

For Crowley's, operating expenses as a percentage of net sales decreased to 29.4% for the quarter ended November 1, 1997, from 32.0% for the comparable period in 1996. Together with the sales increase and the cost efficiencies detailed above, the decrease was attributable to the allocation of a pro rata share of corporate overhead expense to Steinbach during the quarter ended November 1, 1997. No corporate overhead was allocated to Steinbach prior to August 31, 1996, the effective date of the Steinbach acquisition by Crowley's. For Steinbach, operating expenses expressed as a percentage of net sales remained relatively constant at 36.6%. This percentage remained constant because the increase in Steinbach's sales base and the savings effected by the cost efficiencies detailed above were offset by the allocation of corporate overhead from Crowley's.

                                           Quarter Ended
Interest                                  Nov 1     Nov 2        Percentage
Expense                                    1997     1996          Increase
Line of                                    ----     ----          --------
Credit      Crowley's                    $262,202  $250,128          4.8%
            Steinbach                     409,018   276,071         48.2%
                                          -------   -------         ----
            Consolidated for 1997         671,220
            Combined/Pro forma for 1996             526,199         27.6%

The Company's consolidated interest expense related to its line of credit was 1.4% as a percentage of net sales in the third quarter of 1997 compared to 1.1% on a combined basis for the comparable period last year. The increase in consolidated interest expense was attributable to higher inventory levels that were funded by the revolving line of credit, notwithstanding a decrease in the Company's borrowing rate as a result of amending the terms of its credit facility in September 1996 from prime plus 1.00% to prime plus 0.25%. Although higher inventory levels contributed to the majority of the increase in interest expense, a refinement in the method by which interest expense was calculated and allocated to the Steinbach stores during the current year also contributed to the increase for Steinbach.

For accounting purposes, both Crowley's and Steinbach are required to capitalize a portion of lease expense related to certain store locations, and to reclassify a portion of this lease expense as interest expense. On a consolidated basis, for the quarters ended November 1, 1997 and November 2, 1996, the amount of lease payments reclassified as interest expense and other non-revolver interest was approximately $365,000, and $143,000, respectively.

                                             Quarter Ended
                                           Nov 1       Nov 2      Percentage
 Net Income                                 1997        1996       Increase
 (Loss)                                     ----        ----       --------
              Crowley's                $ 1,457,361   $(29,286)        nm
              Steinbach                   (717,066)  (656,495)       9.2%
                                         ---------    -------        ----
              Consolidated for 1997        740,295
              Combined/Pro forma for 1996            (685,781)        nm

------------
nm= not meaningful

On a consolidated basis, the Company reported earnings of $0.48 per share for the third quarter of 1997 compared to a combined net loss of $0.52 per share for the third quarter of 1996.

As detailed above, the improvement in Crowley's performance for the third quarter can be attributed to enhanced gross margin results and to a reduction in operating expenses. For Steinbach, the third quarters of 1996 and 1997 were very comparable. Absent the one-time adjustments to gross margin effected in 1996, gross margin performance improved in 1997, and the reduction in operating expenses was offset by the allocation of corporate overhead.

The Company is in a net operating loss carryforward position, and as a result, pre-tax and after-tax results were the same.

Nine Months Ended November 1, 1997 Compared To Nine Months Ended November 2,
1996

                                            Nine Months Ended
                                            Nov 1       Nov 2     Percentage
Comparable                                  1997        1996        Increase
Store                                       ----        ----        --------
Sales       Crowley's                   $71,428,282   $67,082,282     6.5%
            Steinbach                    61,075,935    53,266,788    14.7%
                                         ----------    ----------    -----
            Consolidated for 1997       132,504,217
            Combined/Pro forma for 1996               120,349,070    10.1%

For Crowley's, the sales increase was attributable to an extensive and aggressive sales promotion effort in March to move fall and winter clearance merchandise, a promotional campaign in the second and third quarter to market Crowley's proprietary credit card, a successful "back to school" sales promotion, the initiation of a deferred billing credit card program, and a novel Halloween promotional mailer. Also note that Crowley's closed its Birmingham store on March 23, 1997. Sales for the Birmingham store for 1997 and for the first nine months of 1996 were approximately $1.4 million and $4.0 million, respectively.

Much of the sales improvement for the Steinbach stores was driven by an extensive and aggressive sales promotion to move out fall and winter clearance merchandise during the first two quarters of the year. As was the case with Crowley's stores, October sales were augmented with the initiation of a deferred billing credit card program, together with the novel Halloween promotional mailer.

                                     Nine Months Ended
                                     Nov 1       Nov 2      Percentage
Gross                                1997        1996    Increase/(Decrease)
Profit                               ----        ----    ------------------
       Crowley's                 $24,062,475   $22,329,373        7.8%
       Steinbach                  18,828,155    22,320,137      (15.6%)
                                  ----------    ----------        ----
     Consolidated for 1997        42,890,630
     Combined/Pro forma for 1996                44,649,510       (3.9%)

Notwithstanding Crowley's aggressive sales promotion effort to move out fall and winter clearance items during the first quarter of 1997, Crowley's gross profit percentage improved to 33% from 31.4% for the first nine months of 1997 and 1996. Management's continued efforts to reduce inventory shrinkage, particularly in the area of credit card fraud, contributed to the improvement in gross profit percentage.

Steinbach's gross profit percentage dropped from 39.9% for the first nine months of 1996 to 30.4% for the first nine months of 1997. The gross profit percentage for 1996 of 39.9%, however, includes a one-time reversal of a $3.3 million markdown reserve. Absent this one-time reversal, the gross profit percentage for the first nine months of 1996 would have been 33.9%. Steinbach's gross profit percentage for the first nine months of 1997 was impacted significantly by the extensive sales promotion effort that was required to move the fall and winter clearance merchandise, particularly in the first and second quarters. As a result of the extensive markdowns taken in the Steinbach stores for the first two quarters of 1997, markdowns for the third quarter were more in line with management's expectations.
However, Steinbach's markdown problems in the first two quarters continue to hamper year-to-date performance.

                                  Nine Months Ended
                                Nov 1            Nov 2     Percentage
Operating                       1997             1996    Increase/(Decrease)
Expenses                        ----             ----     -----------------
          Crowley's         $22,307,231      $24,436,096      (8.7%)
          Steinbach          23,149,393       21,806,877       6.2%
    Consolidated for 1997    45,456,624
Combined/Pro forma for 1996                   46,242,973      (1.7%)

On a consolidated basis, operating expenses as a percentage of net sales decreased significantly to 33.7% for the first nine months of 1997 from 36.4% for the comparable period last year. As noted earlier, management attributes this improvement to the 8.6% sales increase, together with the cost efficiencies that the Company has experienced since the Steinbach acquisition. Areas in which the Company has realized cost efficiencies include general liability, worker's compensation and unemployment insurance, pension administration and contribution, and previously outsourced contract services, such as cleaning, rubbish removal and security.

For the nine months ended November 1, 1997, Crowley's operating expenses, expressed as a percentage of net sales, decreased to 30.6% from 34.4% for the comparable period last year. Together with the sales increase and the cost efficiencies detailed above, the decrease was attributable to the allocation of a pro rata share of corporate overhead expense to Steinbach. For Steinbach, operating expenses expressed as a percentage of net sales dropped to 37.4% for the first nine months of 1997 from 38.9% for the comparable period last year. Management attributes this positive trend to the 14.7% improvement in the Steinbach comparable stores sales performance for the first nine months of the year and the cost efficiencies detailed above. However, the impact of the increased sales and cost efficiencies were mitigated somewhat by the allocation of corporate overhead from Crowley's.

                                    Nine Months Ended
Interest                            Nov 1       Nov 2      Percentage
Expense                             1997        1996   Increase/(Decrease)
Line of                             ----        ---    -----------------
Credit     Crowley's              $639,591    $672,119       (4.8%)
           Steinbach               961,056     528,321       81.9%
       Consolidated for 1997     1,600,647
    Combined/Pro forma for 1996              1,200,440       33.3%

The Company's consolidated interest expense expressed as a percentage of net sales increased to 1.1% for the first nine months of 1997 from 0.94% for the comparable period a year ago. The increase in consolidated interest expense was attributable to the higher inventory levels that were funded by the revolving line of credit, notwithstanding a decrease in the Company's borrowing rate as a result of amending the terms of its credit facility in September 1996 from prime plus 1.00% to prime plus 0.25%. Although higher inventory levels contributed to the majority of the increase in interest expense, a refinement in the method by which interest was calculated and allocated to the Steinbach stores during the current year contributed to the increase for Steinbach.

For Crowley's, interest expense expressed as a percentage of net sales decreased to 0.9% for the nine months ended November 1, 1997 from 1.0% for the comparable period in 1996, and for Steinbach, interest expense expressed as a percentage of net sales increased significantly to 1.6% for the nine months ended November 1, 1997 from 0.9% for the comparable period in 1996.

For accounting purposes, both Crowley's and Steinbach are required to capitalize a portion of the lease expense related to certain of their respective store locations, and to reclassify a portion of the lease expense as interest expense. On a consolidated basis, for the nine month periods ended November 1, 1997 and November 2, 1996, the amount of lease payments reclassified as interest and interest other than interest incurred on the revolver was approximately $754,000, and $679,000, respectively.

                                     Nine Months Ended
                                     Nov 1       Nov 2        Percentage
Net Income                           1997        1996    Increase/(Decrease)
(Loss)                               ----        ----     ------------------
              Crowley's         $   895,708  $(2,928,562)       nm
              Steinbach          (5,400,707)     737,701        nm
                                  ---------    ---------        --
       Consolidated for 1997     (4,504,999)
       Combined/Proforma for 1996             (2,190,861)       nm
--------------
nm= not meaningful

On a consolidated basis, for the nine months ended November 1, 1997 the Company reported a net loss of $2.93 per share, compared to a combined net loss of $2.03 per share for the comparable period last year.

For Crowley's, the improvement in earnings performance was attributable to an increase in gross profit dollars of approximately $1.3 million, and the allocation of approximately $2.9 million of corporate overhead to Steinbach. For Steinbach, the change in earnings performance can be attributed to a $3.5 million decline in gross profit (from $22.3 million to $18.8 million) arising from an aggressive promotion to clear out fall and winter clearance merchandise(as indicated previously, the gross profit for the first nine months of 1996 includes a reversal of a $3.3 million markdown reserve), together with the allocation of $2.9 million of corporate overhead expenses during the first nine months of 1997; an increase to interest expense of $600,000 as a result of the increased inventory levels required to adequately stock the stores during the nine months; and the one-time reversal of a price reduction reserve in the first quarter of 1996 of $700,000.

The merchandising for the Crowley's and Steinbach stores is virtually identical, yet the difference in the first nine month's gross profit performance between the two companies was significant. Management believes that the difference can be primarily attributed to the poor performance in menswear at the Steinbach stores during the first nine months, principally the first two quarters. Traditionally, Steinbach's men's department has been very promotional and the Company attempted to upgrade the merchandise during the year. However, the new merchandising approach did not move goods in the manner projected by management. This exacerbated the level of markdowns required to reduce the inventory to acceptable levels during the first and second quarters of this fiscal year. In light of the performance of the menswear area in the first quarter, the Company hired a new Vice President - General Merchandise Manager of the menswear area.

Management believes that with this addition, and with a more dedicated focus to controlling inventory levels, particularly in Steinbach's men's division, and as a result of the extensive promotional efforts, at the end of the third quarter the inventory levels in the men's area were within an acceptable range of their planned levels, and that it has taken the appropriate steps to address the performance issue of Steinbach's men's division.

The Company is in a net operating loss carryforward position, and as a result, pre-tax and after-tax results were the same.

Financial Condition

Cash and cash equivalents for the Company increased to $698,000 from $215,000 at February 1, 1997. The cash and cash equivalents balance at November 2, 1996 was $442,000.

Net cash used in operating activities was $10.3 million for the first nine months of 1997, compared with net cash used in operating activities of $11.2 million reported during the first nine months of 1996. The detail supporting the net cash used in operating activities evidences that the Company has made significant strides in controlling its inventory levels. The increase in inventories dropped to $10.2 million for the first nine months of 1997, from $19.1 million in 1996, with a comparable showing in accounts payable balances (an increase of $2.5 million in 1997 from $11.0 million in 1996). However, this improvement was overshadowed by the increase in the net loss for the first nine months of 1997 over 1996 ($4.5 million compared to $2.1 million).

Investing activities used cash of $1.9 million during the first nine months of 1997, compared to $814,000 of cash used in investing activities for the first nine months of 1996. Investing activities included capital expenditures for the modernization and refixturing of existing stores, expenditures related to the fixturing of two new Steinbach stores which opened in October 1997, and upgrades to the Company's information systems.

Financing activities provided cash of $12.6 million during the first nine months of 1997, compared to $11.9 million of cash provided last year. This increase was attributable to increased borrowings on the Company's revolving line of credit to fund merchandise purchases and the losses incurred during the first nine months. On July 3, 1997, the Company amended its revolving line of credit to increase its borrowing capacity from $24 million to $35 million, with an additional borrowing capacity up to $42 million during the peak borrowing periods.

At November 1, 1997, the Company's working capital decreased to $7.7 million from the $12.2 million of working capital available at November 2, 1996. At November 1, 1997, the Company's working capital ratio was 1.14, down slightly from 1.18 reported at November 2, 1996. The reduction in working capital and the change in the working capital ratio evidence the Company's efforts to reduce its inventory levels ($56.7 million in 1997 compared to $61.3 million in 1996) and better manage its vendor relationships (accounts payable to vendors dropped to $19.6 million in 1997 from $35.5 million in 1996, and receivables due from vendors fell to $1.9 million from $6.3 million in 1996).

During the nine month periods ended November 1, 1997, and November 2, 1996, the Company did not pay or declare any cash dividends with respect to its stock.

Other Developments

The Company opened new Steinbach stores in Mohegan (Westchester County), New York (42,000 square feet) and Trumbull (Fairfield County), Connecticut (54,000 square feet) as scheduled in late October 1997. Both stores are leased, the Mohegan store for an initial term of 10 years (with two renewal options) and the Trumbull store for an initial term of five years (also with two renewal options).

With respect to the Company's "Year 2000" solution, in the fourth quarter of 1997, the Company will commence, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing, and implementation. Based on an extensive study, the Company expects to spend approximately $2.5 million during the period of fiscal year 1998 through fiscal year 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The estimated funding needs of $2.5 million anticipate a "total solution" to the "Year 2000" issue, which includes hardware, software, and all related collateral support. The timetable for the Company to convert from its current management information system to one which is "Year 2000" compliant anticipates a "go live" date of July 1998. To finance the "Year 2000" solution, the Company has entered into a lease agreement with IBM Credit Corporation ("IBM"). IBM has agreed to finance the total solution, including hardware, software and related collateral support. The term of the lease is 36 months, commencing February 1, 1998. There can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       Not applicable.







                      PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)     Exhibits
               No.       Description

               27        Financial Data Schedule (EDGAR filing only).

       (b)     Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CROWLEY, MILNER AND COMPANY
                                 (Registrant)


DATE:  December  11, 1997     By:  /S/ JOHN R. DALLACQUA
                                   John R. Dallacqua
                                   Vice President-Finance and
                                   Chief Financial Officer
                                  (principal financial and chief accounting
                                  officer and a duly authorized officer of
                                  the registrant).