Form 10-K405
period 1998-01-31
CROWLEY MILNER & CO
filed 1998-04-30
CIK 25871

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 1998
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

                          Commission File Number 1-1594

                           CROWLEY, MILNER AND COMPANY
             (Exact name of Registrant as specified in its charter)

            Michigan                             38-0454910
   (State or other jurisdiction                 (IRS Employer
of incorporation or organization)             Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

As of April 17, 1998, there were 1,544,462 shares of the Registrant's Common Stock outstanding and the aggregate market value of such Common Stock held by non-affiliates (based on the closing price on the American Stock Exchange on such date) was $2,642,718.

Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders to be held May 19, 1998, to the extent expressly so stated herein, are incorporated by reference into Part III of this Report.

                               TABLE OF CONTENTS



PART I                                                                                                 PAGE
Item 1     Business ................................................................................      3
              General ..............................................................................      3
              Marketing and Merchandising ..........................................................      4
              Store Design, Expansion and Remodeling................................................      6
              Information Systems ..................................................................      6
              Credit Policy ........................................................................      7
              Leased Departments ...................................................................      8
              Competition ..........................................................................      8
              Employees ............................................................................      8
Item 2     Properties ..............................................................................      9
              Corporate Headquarters and Distribution Center .......................................      9
              Retail Department Stores .............................................................     10
Item 3     Legal Proceedings .......................................................................     11
Item 4     Submission of Matters to a Vote of Security Holders .....................................     11

PART II
Item 5     Market for the Registrant's Common Stock and Related Shareholder Matters ................     12
Item 6     Selected Financial Data .................................................................     13
Item 7     Management's Discussion and Analysis ....................................................     14
              Results of Operations ................................................................     14
              Fiscal 1997 Compared with Fiscal 1996 ................................................     14
              Fiscal 1996 Compared with Fiscal 1995 ................................................     15
              Financial Condition ..................................................................     16
              Year 2000 Status .....................................................................     17
              Forward-Looking Statements ...........................................................     17
Item 8     Financial Statements and Supplementary Data .............................................     18
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....     18

PART III
Item 10    Directors and Executive Officers of the Registrant ......................................     19
Item 11    Executive Compensation ..................................................................     19
Item 12    Security Ownership of Certain Beneficial Owners and Management ..........................     19
Item 13    Certain Relationships and Related Transactions ..........................................     19

PART IV
Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K .........................     20


Report of Independent Auditors .....................................................................     23
Consolidated Balance Sheets at January 31, 1998 and February 1, 1997 ...............................     24
Consolidated Statements of Operations for the fiscal years ended January 31, 1998,
   February 1, 1997, and February 3, 1996 ..........................................................     25
Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 1998,
   February 1, 1997, and February 3, 1996 ..........................................................     26
Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998,
   February 1, 1997, and February 3, 1996 ..........................................................     27
Notes to Consolidated Financial Statements .........................................................     28
Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts .....................     34
Signatures .........................................................................................     35
Exhibit Index
Exhibit 11 - Computation of Per Share Earnings
Exhibit 23 - Consent of Ernst & Young, LLP
Exhibit 27 Financial Data Schedule (Edgar Filing only)



        The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report and to advise readers that various factors, including national and regional economic conditons and competitive factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of this Report.

                                     PART I

ITEM 1.   BUSINESS

GENERAL

         Crowley, Milner and Company, a Michigan corporation ("Crowley's"), is engaged in the operation of nine retail specialty department stores in the Detroit-metropolitan and suburban Flint, Michigan areas. Crowley's has operated continuously since it was founded in 1914. Steinbach Stores, Inc., an Ohio corporation and a wholly owned subsidiary of Crowley's ("Steinbach"), operates sixteen retail specialty department stores in the states of Connecticut, New York, New Hampshire, New Jersey and Vermont. Steinbach was acquired by Crowley's on August 31, 1996. Both Crowley's and Steinbach (collectively referred to as the "Company") are quality fashion department stores selling moderate-priced lines in women's, men's and children's apparel, accessories and decorative home furnishings. In addition to its own merchandise, the Company offers shoes, fine jewelry, millinery, furs and maternity goods, as well as beauty salon services, through leased departments operated by independent lessees. The Company uses a 52-53 week fiscal year, with its fiscal year ending on the Saturday closest to January 31 for financial reporting purposes, a practice typical in the retail industry.

         To achieve greater economies of scale, the Company has centralized many of the corporate operations of both the Crowley's and Steinbach stores - including the buying, advertising and sales promotion, data processing and accounting functions - at its headquarters located in Detroit, Michigan. Effective January, 1998, the merchandising and distribution operations for Steinbach also were centralized in the distribution facility located in Detroit, Michigan.

         Effective August 31, 1996, Crowley's acquired all of the issued and outstanding stock of Steinbach, in exchange for 514,800 shares - representing approximately 35% of the then issued and outstanding shares - of newly-issued common stock of Crowley's. Crowley's had been operating Steinbach since January 1, 1996, under an Interim Operating Agreement, and incurred a loss of approximately $120,000 during the period from January 1 to September 1, 1996, as a result of such operations. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", beginning on page
14. This transaction was accounted for as a purchase.

         In July 1997, the Company enlarged the selling area of the Crowley's store located in the New Center area north of downtown Detroit, Michigan, by approximately 12,000 square feet (25% of its previous size). In October 1997, the Company opened a new Steinbach store in Mohegan Lake, New York (Westchester County) which has approximately 54,000 square feet of selling area, and a new Steinbach store in Trumbull, Connecticut, which has approximately 40,000 square feet of selling area.

         The Company is expanding the selling area of the Steinbach store in Brick, New Jersey, by approximately 11,000 square feet (also 25% of previous size) and is remodeling the Crowley's store located in the Macomb Mall, Roseville, Michigan. The Macomb store remodel will increase its selling area by 8,000 to 10,000 square feet (approximately 8% at the previous selling area). In December 1996, the Company closed its Steinbach store located in North Utica, New York and, in March 1997, the Company closed its Crowley's store located in Birmingham, Michigan. In both cases, the closure resulted from a landlord's decision to terminate or not to permit renewal of the lease for the store. Both of these stores had been only marginally profitable in good years and had generally incurred operating losses after taking into account allocated overhead expenses of the Company. At this time, the Company does not intend to close any stores.

MARKETING AND MERCHANDISING

         Marketing Strategy. The Company's merchandising strategy is directed at offering and promoting nationally advertised brand-name merchandise recognized for style and value, together with private-label merchandise purchased through Frederick Atkins, Inc., a national association of major retailers that provides its members with group purchasing opportunities. The Company's stores offer an extensive selection of fashion apparel, cosmetics and accessories, home furnishings, luggage and other merchandise in a broad range of styles, sizes and colors for all members of the family. Nationally-advertised brand names emphasized by the Company include Liz Claiborne, Coach, Levi Strauss, London Fog, Alfred Dunner, Haggar, Bugle Boy, Lee, Calvin Klein, Estee Lauder, Lancome, and Clinique. The Company's overall merchandising strategy includes the development of monthly, seasonal and annual merchandising plans for each store and each department within its stores. Management monitors sales, gross margin performance and inventory levels against the operating plan on a daily basis. The Company strives to maintain flexibility in its overall merchandising plan in order to respond quickly to changing consumer preferences, seasonal factors such as weather conditions and other selling opportunities. Management continually seeks to improve its merchandise mix to increase overall margins and inventory turnover and reduce the need for markdowns and promotional sales. Both the Crowley's and Steinbach stores carry substantially the same merchandise, but in different mixes according to individual market demands. The mix of merchandise in a particular store may also vary depending on the size of the store. Management believes that well-stocked stores and frequent promotional sales contribute significantly to sales volume. The Company does not maintain a clearance center, choosing rather to liquidate slow-moving merchandise through its existing stores.

         The percentage contribution to sales by major class of merchandise for the last three fiscal years for the Crowley's stores was as follows:

                                                            Fiscal Year Ended
                                                   --------------------------------
                                                   January 31 February 1 February 3
                                                     1998       1997       1996
                                                     ----       ----       ----
Women's apparel and accessories                      46.5%     46.8%       47.3%
Men's apparel and accessories                        20.3%     19.5%       19.3%
Children's apparel                                    8.7%      8.9%        9.3%
Cosmetics                                             4.9%      4.5%        4.1%
Shoes, jewelry, furs and other leased departments    10.7%     11.5%       11.4%
Housewares and luggage                                8.9%      8.8%        8.6%


        The percentage contribution to sales by major class of merchandise for the fiscal year ended January 31, 1998 (the first full fiscal year that Crowley's operated the Steinbach stores) for the Steinbach stores was as follows:

Women's apparel and accessories                         49.0%
Men's apparel and accessories                           20.3%
Children's apparel                                      10.7%
Cosmetics                                               10.8%
Shoes, jewelry, furs and other leased departments        7.0%
Housewares and luggage                                   2.2%

         Sales Promotion. The Company primarily uses newspaper, radio and direct mail advertising, as well as in-store events and monthly billing statement enclosures, to stimulate the interests of customers. Its promotional strategy includes seasonal promotions directed at selected items and frequent storewide sales events to highlight brand-name merchandise and promotional pricing. The Company receives reimbursement for certain of its promotional activities from certain of its vendors. During the past three years, the Company has increased its advertising budget for direct mail advertising as a result of more efficient use of its computer database of customers and customer preferences. The Company's stores experience seasonal sales and earnings patterns typical of the retail industry. Peak sales occur during the Christmas holiday season (Thanksgiving to January 1), the Spring season (generally Easter through Father's Day, i.e. from the middle of March to the middle of June) and the Fall season (generally from the middle of August to the middle of October).

         Purchasing. The Company purchases a majority of its merchandise from dozens of major suppliers, no one of which accounted for as much as 5% of the Company's net purchases in the fiscal year ended January 31, 1998 ("Fiscal 1997"). In Fiscal 1997, the Company purchased approximately 20% of its merchandise from Frederick Atkins. Excluding Frederick Atkins, the ten largest suppliers of merchandise during Fiscal 1997 were Liz Claiborne, Alfred Dunner, Haggar, Sag Harbor, Jockey, Lee, Levi Strauss, Hanes, Coach, and Estee Lauder, and purchases from these suppliers, as a group, accounted for approximately 30% of net purchases during the year. Management believes that alternative sources of supply are available for each category of merchandise it purchases, and that its relationships with suppliers generally are satisfactory. The Company employs 25 buyers. In order to provide purchasing efficiencies and consistency of product selection throughout all Company stores, all but two of the Company's buyers are based at Company headquarters in Detroit, Michigan. The Company's dress buyer and Steinbach's cosmetics buyer are based in New York.

         Merchandise Distribution. The Company's point-of-sale, in-store technology captures daily information about sales and in-store inventory levels, which provides management and buyers with data to analyze trends on a daily basis, to identify fast and slow-selling merchandise, and to respond to customer preferences when making buying and markdown decisions. Merchandise is shipped to the Company's 25 stores in two ways: either directly from certain vendors, in pre-packaged, pre-priced condition, or through the Company's distribution center.

        At the distribution center, merchandise is sorted, inspected for quality, recorded into inventory, priced with a UPC bar-coded label (if not already priced by the manufacturer) and loaded on trucks for delivery to stores. The distribution center has highly automated conveyor, racking and sorting equipment and computerized inventory controls systems. The Company generally does not warehouse apparel merchandise, but distributes it to stores promptly.

STORE DESIGN, EXPANSION AND REMODELING

         The Company's goal is to achieve continued growth in sales and margins by maintaining and improving market share in its existing markets. Management believes that the Company's existing distribution facility is capable of administering a retail organization of substantially greater sales volume, and to this end the Company is continually exploring ways of expanding its per store sales volume. The Crowley's stores are generally located in secondary regional malls surrounding the metropolitan Detroit area, with one store in the near-downtown area and one in a regional mall in Flint, Michigan, about 50 miles northwest of Detroit. The Steinbach stores are located in suburban areas and in smaller out-state communities, and in many instances are the largest or best-known retail apparel operation within the local market area. During Fiscal 1997, the Company began to implement the expansion of two existing stores by approximately 25% in size each, and was forced to close two marginally profitable stores due to action by the respective landlord for each store. In October 1997, the Company opened new Steinbach stores in Mohegan Lake, New York (Westchester County) and Trumbull, Connecticut.

         As the consolidation of retail apparel stores continues, the Company is frequently presented with opportunities to consider store acquisitions from other retailers in the New England, Midwest and Midsouth regions of the country. Nevertheless, at the present time, management intends to focus on the development and expansion of its current store base, and does not intend to expand through store acquisition.

INFORMATION SYSTEMS

         All of the Company's major information systems are computerized, including its merchandise, inventory, payroll, and financial reporting systems. Every store processes each sales transaction through point-of-sale (POS) terminals that connect on-line with the Company's mainframe computer located at its corporate offices located in Detroit, Michigan. This system provides detailed reports on a real-time basis of current sales, gross margin and inventory levels by department, vendor, class, style, color and size.

         The Company continues its efforts to enhance a variety of programs with its vendors, including an automated replenishment inventory system for certain basic merchandise and an electronic data interchange ("EDI") system providing for on-line purchase order and charge-back entry. Such systems have automated certain merchandise purchasing processes.

         In the fourth quarter of 1997, the Company commenced, for all of its systems, a Year 2000 date conversion project to address all necessary remediation, testing, and implementation. Based on an extensive study, the Company expects to spend approximately $2.5 million on new systems which will be capitalized during the period of fiscal year 1998 through fiscal year 1999 to replace its computer information systems enabling proper processing of transactions relating to the Year 2000 and beyond. The estimated funding needs of $2.5 million anticipate a "total solution" to the "Year 2000" issue, which includes hardware, software, and all related collateral support. The timetable for the Company to convert from its current management information system to one which is "Year 2000" compliant anticipates a "go live" date of August 1998. There can be no assurance that the systems of other companies on which the Company's systems relies also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company.

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

         Crowley's and Steinbach had 18,803 and 64,451 active credit accounts as of January 31, 1998, respectively, as compared to 6,864 and 69,678 as of February 1, 1997. Sales of merchandise made using the Crowley's and Steinbach credit cards were approximately 9.4% and 27.7% of net sales, respectively, during Fiscal 1997. The typical credit program offered by both Beneficial and Alliance to the Company's customers requires a minimum monthly payment of the outstanding balance. Finance charges are currently assessed on unpaid balances of both the Crowley's and Steinbach cards at the rate of prime plus 13.15%. A late charge fee on delinquent accounts for Crowley's and Steinbach is currently assessed at a rate of $15 per month. The Company is presently evaluating enhancements to both the Beneficial and Alliance programs in fiscal 1998.

         In addition, sales under third party credit card programs (VISA, MasterCard, Discover and American Express) for Crowley's and Steinbach were 52.1% and 37.3% of net sales, respectively, during Fiscal 1997. Both the proprietary and the third party credit card programs enable the Company to capture data about its customers and their buying preferences and habits, which enhances the Company's ability to implement a more effective advertising and promotional strategy.

LEASED DEPARTMENTS


         The Company offers shoes, fine jewelry, millinery, furs and maternity goods, as well as beauty salon services, through leased departments. The independent operators supply their own merchandise, sales personnel and advertising and pay the Company a percentage of gross sales as rent. Management believes that while the cost of sales attributable to leased department sales is generally higher than other departments, the relative contribution of leased department sales to earnings is comparable to that of the Company's other departments inasmuch as the lessee assumes substantially all operating expenses of the department. This allows the Company to reduce its level of selling, advertising, and other general and administrative expenses associated with leased department sales. For Crowley's, leased department sales as a percent of total sales were 10.7%, 11.5%, and 11.4% in Fiscal 1997, 1996 and 1995, respectively. Gross margin applicable to the leased departments was 13.7% in each of the Fiscal years 1997, 1996 and 1995. For Steinbach, leased department sales as a percent of total sales were 7.0% in Fiscal 1997. Gross margin applicable to Steinbach's leased departments was 14.7% in Fiscal 1997.

COMPETITION

         The retail department store and specialty apparel businesses are highly competitive. Given this, and the trend towards consolidation of competitors within the retail industry, the competition facing the Company is intense and is expected to remain so. Both Crowley's and Steinbach compete with a multitude of retail department stores in their market areas, including branches of regional and local companies that are substantially larger in size as well as smaller department stores. Several national retailers have opened stores in the Crowley's store market area within the last few years. In addition, competition from specialty stores and boutiques, as well as off-price merchandisers, is an important factor. Similar merchandise is generally available to competitors at approximately the same cost. The principal instruments of competition are price, service, and quality of merchandise.

         The Company is unable to estimate the number of competitors or its competitive position. In addition, the ongoing impact of the new competition on the Company's sales and earnings cannot be quantified at this time.

EMPLOYEES

         General. At January 31, 1998, the Company employed approximately 730 full-time and 1,355 part-time persons. The Company's sales in its fourth quarter traditionally have been materially greater than sales in the other three quarters due to seasonal buying patterns of consumers. As a result, the number of employees increased during the fourth quarter to a maximum of approximately 2,400 persons. An average of 1,900 employees were employed during the remaining three fiscal quarters of the year.

         To attract and retain qualified employees, the Company offers a 20% discount on most merchandise purchases, participation in a 401(k) Retirement Savings Plan to which the Company may make an annual discretionary contribution (the Company made a 25% match of employees' contributions during Fiscal 1996). In addition, vacation, sick and holiday pay benefits as well as contributory health care, accident, death, disability and dental plans are made available to the employee and eligible beneficiaries. The Company also has a performance-based incentive pay program for its officers, and sponsors a stock option plan that provides for the grant of stock options and restricted stock to its officers and key employees of the Company.


ITEM 2.   PROPERTIES

         The Company currently operates one central corporate office and distribution center, Crowley's currently operates nine department stores, and Steinbach currently operates 16 department stores. Set forth below are brief descriptions of these properties.

CORPORATE HEADQUARTERS AND DISTRIBUTION CENTER

         The Company's corporate headquarters and distribution center are located in a single building at 2301 West Lafayette Boulevard, Detroit, Michigan, which is being acquired under a lease-purchase agreement with The Economic Development Corporation of the City of Detroit. The Company's headquarters occupy approximately 42,000 square feet of this facility, and within these offices are located the executive officers of the Company, its buying, treasury, accounting, personnel/human resources, accounts payable and management information systems operations. The Company's distribution facility was designed and equipped to meet its long-term merchandise distribution needs, and enhances its ability to quickly respond to changing customer preferences. Currently, merchandise arriving at the distribution center is inspected, recorded by computer into inventory and tagged with a bar-coded price label. The Company generally does not warehouse apparel merchandise, but distributes the merchandise to stores promptly. Frequent distribution during the week enables the Company to respond quickly to fashion and market trends and ensure merchandise displays and store stockrooms are well stocked.

         The Company currently is attempting to sell and lease back this entire facility in order to pay off the related acquisition indebtedness incurred for this facility and improve the Company's cash position. See Note D of the Notes to Consolidated Financial Statements.

RETAIL DEPARTMENT STORES


         The table below sets forth information about the 25 retail department stores currently operated by the Company. All store locations are leased except for the Crowley's store located at Tel-Twelve Mall in Southfield, Michigan, which was acquired with the proceeds of tax-exempt bonds issued by The Economic Development Corporation of the City of Southfield in 1985. Management believes that these properties, as well as its furniture, fixtures and furnishings, and machinery and equipment, are well maintained, suitable and adequate for their intended uses, and in general are fully utilized.

                                                                                        Expiration Date
                                                  proximate             Owned or        of Current Lease
Store Location                                    are Footage            Leased              Term
--------------                                    -----------           --------        ----------------
Crowley Division:
     Dearborn, Michigan (Westborn)                 106,000               Leased           February 2004
     Roseville, Michigan (Macomb Mall)             127,000               Leased           October, 2013
     Livonia, Michigan (Livonia Mall)              127,000               Leased           January 2000
     Detroit, Michigan (New Center)                 57,256               Leased           August 2001
     Farmington Hills, Michigan                     81,900               Leased           January 2001
     Sterling Heights, Michigan (Lakeside Mall)    115,300               Leased           February 2006
     Warren, Michigan (Universal Mall)             102,400               Leased           September 2000
     Southfield, Michigan (Tel-Twelve Mall)         57,000               Owned            land is leased until February 2016.
     Southfield, Michigan (Tel-Twelve Mall)         12,665               Leased           October 2015
     Burton, Michigan (Courtland Center)            61,000               Leased           August 2001


Steinbach Division:
     Plattsburgh, New York
         (Champlain Center Mall)                    52,825               Leased           July 2012
     Watertown, New York (Salmon Run Mall)          52,825               Leased           November 2011
     New Hartford, New York
         (New Hartford Shopping Center)             49,650               Leased           March 2011
     Glen Falls, New York (Northway Plaza)          34,755               Leased           March 2003
     Clifton Park, New York
         (Clifton Country Mall)                     54,175               Leased           December 2010
     Newburgh, New York (Newburgh Mall)             24,820               Leased           January 2000
     Tarrytown, New York                            13,725               Leased           January 2001
     Fairfield, Connecticut                         71,460               Leased           January 2002
     Hamden, Connecticut (Hamden Mart)              58,850               Leased           January 2002
     Waterford, Connecticut
         (Waterford Shopping Center)                36,075               Leased           March 2005
     Red Bank, New Jersey                           33,330               Leased           January 2003
     Brick, New Jersey (Brick Plaza)                53,000               Leased           January 2013
     Concord, New Hampshire (Steeplegate Mall)      51,245               Leased           December 2014
     Burlington, Vermont (Universal Mall)           60,000               Leased           September 2008
     Mohegan, New York (Cortlandt Town Center)      40,200               Leased           October 2007
     Trumbull, Connecticut (Howley Lane Hall)       54,000               Leased           October 2002

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, where the stock trades under the symbol COM. As of April 17, 1998, there were 275 record holders of the Company's Common Stock according to the records maintained by the Company's stock transfer agent. The following table sets forth, for the periods indicated, the range of high and low sales prices on such Exchange for each quarter in the two fiscal years ended January 31, 1998:

                                                        High            Low
                                                        ----            ---
         Fiscal Year Ended January 31, 1998:
                  First Quarter.........................$10.5000     $ 5.8750
                  Second Quarter..........................9.7500       5.8750
                  Third Quarter......................... 11.0000       7.5000
                  Fourth Quarter.........................10.9375       4.8750

         Fiscal Year Ended February 1, 1997:
                  First Quarter.........................$ 6.0000     $ 4.3750
                  Second Quarter..........................7.2500       5.0000
                  Third Quarter......................... 11.7500       6.8750
                  Fourth Quarter.........................11.7500       6.0000

         During the two fiscal years ended January 31, 1998, the Company has not paid or declared cash dividends in respect of its Common Stock. Under the terms of the Company's three-year line of credit, the Company's ability to pay dividends on its Common Stock is restricted. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D of the Notes to Consolidated Financial Statements for a description of this line of credit. The Company's ability to pay cash dividends in the future will depend upon its future earnings, results of operations, capital requirements and financial condition, its ability to obtain modification of its debt covenants and such other factors as the Company's Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain consolidated historical financial data of the Company for each of the years in the five-year period ended January 31, 1998. All information is presented in accordance with generally accepted accounting principles. This information should be read in conjunction with the audited consolidated financial statements of the Company appearing elsewhere herein, and the report thereon of Ernst & Young LLP, independent auditors for the Company.

                                                                                               FISCAL YEAR
                                                            ---------------------------------------------------------------------
                                                                1997         1996         1995         1994          1993
                                                                                  (in thousands, except per share data)
OPERATIONS:
Net sales including leased department sales                     $201,853     $153,003     $105,863      $109,927     $106,935
Cost of merchandise and services sold                            139,321      100,688       71,540        74,519       71,553
Operating expenses (includes restructuring charge of              65,342       48,868       33,446        33,784       34,389
  $1,900,000 for 1993)
Interest expense                                                   3,288        2,562        1,805         1,615        1,366
Earnings (loss) before income taxes                              (5,326)        2,082      (1,560)           286        (102)
Federal income tax expense                                           270          270          280         (250)        (210)
Net earnings (loss)                                              (5,596)        1,812      (1,840)           536          108
Dividends paid                                                         -            -            -             -            -
Capital expenditures                                               2,826        2,402          504           527           57
Depreciation and amortization                                      1,711        1,356        1,317         1,671        2,128
Cash provided by (used in) operations                            (6,112)      (6,750)      (1,758)         1,654      (4,933)

PER  SHARE:
Net earnings (loss)                                             $ (3.68)     $   1.46     $ (1.91)      $   0.44     $   0.09
Dividends paid                                                         -            -            -             -            -
Shareholders' equity                                                7.99        11.71        13.61         15.53        15.34
Market price - high                                                11.00        11.75         6.00         11.88        12.13
Market price - low                                                  4.88         4.37         3.00          3.75         3.07

FINANCIAL POSITION:
Working capital                                                 $  6,769     $ 12,930     $  9,456      $ 11,974      $11,515
Ratio of current assets to current liabilities                      1.15X        1.32X        1.56X         1.90X        1.75X
Inventories                                                     $ 46,090     $ 46,556     $ 21,251      $ 21,824     $ 21,474
Properties - net                                                  13,733       12,619        9,759        10,572       11,715
Total assets                                                      70,207       70,688       40,900        40,938       43,278
Long-term debt (including capital lease obligations)              13,233       11,058        9,076         9,766       10,442
Shareholders' equity                                              12,155       17,646       13,148        16,275       15,617
Shareholders' return on equity                                         -         10.3%           -           3.3%         0.7%


Note: All per share calculations for years prior to fiscal 1994 have been adjusted to reflect the 2 for 1 stock split which occurred May 25, 1994.
Per share amounts for fiscal 1993, 1994, 1995 and 1996 have been restated to comply with Financial Accounting Standards Board Statement No. 128, Earnings Per Share.

ITEM 7.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth relevant operating data from the Company's Statements of Operations stated as a percentage of net sales for the fiscal years indicated.

                                                              JANUARY 31      FEBRUARY 1      FEBRUARY 3
                                                                 1998            1997            1996
                                                              ----------      ----------      ----------
Net sales...................................................     100.0%          100.0%          100.0%
Cost of merchandise and services sold.......................      69.0            65.8            67.6
Gross profit................................................      31.0            34.2            32.4
Operating expenses..........................................      32.4            31.9            31.6
Interest expense............................................       1.6             1.7             1.7
Other income (expense) net..................................       0.4             0.8            (0.6)
Earnings (loss) before income taxes.........................      (2.6)            1.4            (1.5)

    For purposes of this report the "Company" refers to Crowley, Milner and Company ("Crowley's") and its wholly owned subsidiary, Steinbach Stores, Inc. ("Steinbach"), collectively.

    As is more fully detailed in Note B of the Notes to Consolidated Financial Statements, Crowley's acquired all of the stock of Steinbach Stores, Inc., an Ohio corporation ("Steinbach") effective as of August 31, 1996. From December 31, 1995 until August 31, 1996, Crowley's operated the 15 Steinbach stores with all of the revenues and all of the costs and expenses related thereto accruing for the account of Crowley's. The operating results of Steinbach through August 31, 1996 were reflected as a separate line item on the Company's consolidated condensed statements of income. Since August 31, 1996, the Company's operating results are reported on a consolidated basis. To assist the reader in the review of this report, Steinbach operating results for the period from February 4, 1996 through August 31, 1996 are combined below with the Crowley's operating results for those reporting periods, on a pro forma basis, as if Steinbach had been owned by Crowley's throughout the period and the analysis that follows is based on the pro forma results.

                                                                          STEINBACH      PRO FORMA
                                          JANUARY 31      FEBRUARY 1       RESULTS       FEBRUARY 1
                                             1998            1997        2/4 -- 8/31        1997
                                         ------------    ------------    -----------    ------------
Net sales..............................  $201,852,937    $153,003,296    $41,138,615    $194,141,911
Comparable store net sales.............   196,094,178     144,531,798     39,326,121     183,857,919
Gross profit...........................    62,531,774      52,314,847     16,150,251      68,465,098
Operating expenses.....................    65,342,002      48,868,301     15,376,253      64,244,554
Interest expense.......................     3,288,212       2,562,108        533,731       3,095,839
Net income (loss)......................    (5,596,066)      1,812,081                      1,812,081

FISCAL 1997 COMPARED WITH FISCAL 1996

    The Company reported a net loss of $5.6 million for 1997, or $3.68 per diluted share, compared with net income of $1.8 million for 1996, or $1.46 per diluted share.

    The Company's comparable store sales increased 6.7%, to $196 million in 1997, from $184 million in 1996. Although management was encouraged by this sales increase, management believes that much of the improvement was driven by extensive and aggressive sales promotions to move out clearance merchandise, particularly during the first and second quarters (see further discussion relative to gross profit performance below.)

    During the second half of the year, comparable store sales were enhanced by promotional campaigns to aggressively market the Crowley's and Steinbach proprietary credit cards. This promotional campaign was highlighted by the initiation of a deferred billing credit card program launched by both companies in October. Although the promotional campaigns used to promote the proprietary credit cards were successful in terms of generating additional credit card sales volume, management believes the incentives used to entice the customer were far too costly. As a result, the programs are being revised in order to align better projected sales volume increases and profitability.

    The Company's gross profit percentage dropped to 31% from 34.2% in 1996, in large part due to the aggressive sales promotions discussed above. This represented a drop of approximately $6 million in gross profit from the previous year. Management acknowledges sales promotions and the resultant markdowns are symptoms and not causes of the decrease in gross profit. Although a portion of this can be attributed to some extraordinary weather patterns experienced during the year, particularly in the fourth quarter, it is clear that many purchasing mistakes were made in 1997. The Company overbought significantly in some cases, in particular with respect to the stocking of two new Steinbach stores opened in October. In addition, poor merchandise selection was made in other cases, a result of not paying enough attention to the demographics particular to a given store.

    To address these concerns, the Company has hired additional management with expertise in merchandising and marketing. In response to issues relative to merchandise selection offered by any particular store, the Company has added a merchandise planning department whose goal is to maximize individual store sales and gross margins, monitor and control markdowns, and participate in seasonal planning. In addition, the Company has added a Vice President of Marketing, whose function will be to provide the Company with a new vision and image, including redesigns of the stores to make them more visually exciting, enhance customer appeal, and increase store revenue.

    Management was encouraged that the tight budgetary controls imposed over operating expenses, and the diligent weekly monitoring of these expenses, especially store payroll and advertising, kept operating expenses in line with plan and last year's levels. Total operating expenses expressed as a percentage of total net sales dropped to 32.4% from 33.1% from last year. Absent the pre-opening and operating expenses related to the addition of the two new Steinbach stores in October, and the additional consulting and other expenses related to the conversion of the computer systems, total operating expenses declined by approximately $1.5 million compared to last year.

    Specific cost centers that experienced the most significant decreases in expense from 1996 included advertising ($200,000), energy ($300,000), employee benefits ($300,000), and insurance ($400,000). Advertising expenses were reduced in large part because of the quantity discounts in print advertising. Energy costs were impacted by the Company's initiatives in replacing outdated lighting systems in the stores with energy efficient systems. The Company reduced the amount of its discretionary matching contribution to the 401(k) plan, as a result of the Company's 1997 operating results. Insurance is one of the many areas in which the Company has experienced cost efficiencies since the effective date of the merger with Steinbach in August 1996.

    The Company's interest expense expressed as a percentage of net sales remained constant at 1.6% for 1997 compared against last year. However, total interest expense increased approximately $200,000, notwithstanding the overall decline in the Company's borrowing rate on its revolving line of credit as a result of amending the terms of its credit facility in September 1996 (effective September 5, 1996, the Company's borrowing rate dropped from prime plus 1.00% to prime plus 0.25%). The increase in the Company's interest expense for 1997 was primarily attributed to the higher inventory levels maintained in the Steinbach stores which were funded by the revolving line of credit (See note D of the Notes to Consolidated Financial Statements).

    The Company's recorded net deferred tax asset relates entirely to the tax benefit associated with the change from the LIFO to FIFO inventory method in 1996. A portion of the Company's net operating loss carryforward has been recognized as it is expected to be utilized to offset the remaining tax recapture of the 1996 LIFO reserve. The remaining net deferred tax asset has been offset with a 100% valuation allowance.

FISCAL 1996 COMPARED WITH FISCAL 1995

    The Company reported net income of $1.8 million for fiscal 1996, or $1.46 per diluted share, compared with a net loss of $1.8 million for fiscal 1995 ($1.91 per diluted share) and net income of $.5 million for fiscal 1994 ($.44 per diluted share). The Company's 1996 earnings performance was the best in the ten years prior thereto. Crowley's same store sales of $106.7 million in 1996 exceeded 1995 sales of $105.9 million. Consolidated sales -- which include sales from the Steinbach stores since their acquisition by Crowley's at the end of August 1996 -- exceeded $153 million. For the year, sales from the Steinbach stores exceeded $87 million. Assuming the sales from the Steinbach stores had been consolidated for the year, total sales for the Company would have exceeded $194 million.

    Crowley's gross profit percentage, exclusive of the operation of Steinbach, increased to 33% in 1996 compared with 32.4% in 1995. For the five months from September 1, 1996 through February 1, 1997, Steinbach's gross profit percentage was 36.8%. Consolidating Steinbach's operating results for the five months beginning September 1 improved the Company's gross profit percentage further to 34.2% for 1996. Impacting the 34.2% gross profit percentage were the following: positive adjustments to both the merchandise and gift certificate redemptions of $250,000 (third quarter); positive adjustments for the provisions for merchandise returns of $225,000 (third quarter); negative adjustment related to a provision for loss related to the closing of the Crowley's Birmingham store of $450,000 (fourth quarter); negative adjustment related to the provision for certain additional costs related to the Steinbach inventory of $300,000 (fourth quarter); and lower of cost or market ("LOCOM") inventory adjustments of $200,000 (fourth quarter). Notwithstanding the significant negative adjustments to the Company's cost of merchandise, the gross profit percentage improved from 34.2% in 1996 versus 32.4% in 1995. Management attributes the improvement in the gross profit percentage to year-long efforts to control inventory shrinkage, with a particular focus in revising and implementing loss prevention techniques and procedures.

    On a consolidated basis, the Company's 1996 selling, general, and administrative expenses were 31.9% of net sales. The increase from 31.6% to 31.9% from 1995 was due to expenses incurred in absorbing the

Steinbach operations. The continuing decrease in these expenses as a percentage of net sales is due to management's continued and diligent efforts in managing these costs. Exclusive of the operation of the Steinbach stores, Crowley's 1996 selling, general, and administrative expenses, expressed as a percentage of net sales, increased slightly to 32.0% from 31.6% in 1995. Pursuant to the provisions of the Interim Operating Agreement -- see Note B of the Notes to Consolidated Financial Statements, -- Crowley's operated the Steinbach stores from February 4, 1996 through August 31. 1996, and did not allocate any corporate overhead to the Steinbach stores during this period. Assuming corporate overhead expenses had been allocated, Crowley's 1996 selling, general, and administrative expenses would have been 30.3% of net sales. For the five months from September 1, 1996 through February 1, 1997. Steinbach's selling, general and administrative expenses, expressed as a percentage of net sales, were 32.9%.

    Exclusive of the operation of the Steinbach stores, interest expense, expressed as a percentage of net sales, declined slightly. This improvement was generally attributable to the reduction in the nominal interest rate charged on the Company's revolving loan. The reduced interest rate (prime plus .25% versus prime plus 1%) was effective as of September 5, 1996 (see Note D of the Notes to Consolidated Financial Statements). On a consolidated basis, the Company's interest expense remained at 1.70% of net sales when comparing 1996 interest expense versus the interest expense in 1995. Notwithstanding the favorable interest rate reduction experienced during 1996, as a result of vendor prepayments and deposits that the Company made during the first two quarters of 1996, interest as a percentage of net sales matched last year's performance. In the third and fourth quarter of 1996, the Company experienced a dramatic decrease in requested prepayments from vendors.

    Other income includes $800,000 generated from operating the Steinbach stores from February 4, 1996 through August 31, 1996. In 1995, other expenses was charged $957,000 for operating the Steinbach stores, and for costs associated with the Acquisition.

FINANCIAL CONDITION

    At January 31, 1998, the Company's working capital was $6.8 million, with a current ratio of 1.15:1, compared with working capital and current ratio of $12.9 million and 1.32:1, respectively, at February 1, 1997. The $6.1 million decrease in the Company's working capital principally was a result of the funding of the $5.6 million loss incurred during 1997. The decline in the current ratio was attributed to higher-than-expected short-term borrowings associated with the funding of the loss incurred.

    Effective July 1997, the Company augmented its borrowing capacity on its short-term line of credit to $35 million ($42 million from September 1 through December 1), up from $24 million. For a more detailed discussion of the change in terms affecting the Company's line of credit, see Note D of the Notes to Consolidated Financial Statements. Cash used in operating activities in 1997 was $6.1 million compared with cash used of $6.7 million and $1.7 million in 1996 and 1995, respectively.

    Although the cash used in operating activities in fiscal 1997 did not vary dramatically from the cash used in operating activities in 1996, certain of the components changed significantly. In particular, a loss of $5.6 million was incurred in 1997 compared to a reported net income of $1.8 million in 1996. In addition, both inventories and prepaid expenses decreased in 1997 ($466,000 and $902,000, respectively), but reflected significant increases in 1996 ($4.4 million and $3.0 million, respectively). In 1996, the initial merchandise stocking of the Steinbach stores utilized a significant outlay of capital by the Company that was not required in 1997.

    The increase in cash used in investment activities reflected the impact of the addition of two new Steinbach stores in 1997, as capital expenditures amounted to $2,825,000 in 1997 compared to $653,000 in fiscal 1996. The fiscal 1997 capital expenditures included the fixturing of the two new Steinbach stores and the purchase of additional computer equipment.

    Cash provided by financing activities totaled $9.3 million in 1997 compared with $8.8 million in 1996. With the funding of the losses incurred during 1997, the Company's borrowing needs increased and, as a result, the borrowings outstanding under the Company's short-term line of credit increased significantly from 1996 to 1997.

    When negotiated, the $35 million borrowing base ($42 million in peak borrowing periods) was established to satisfy the Company's working capital and capital expenditure needs of both organizations. The Company believes that this facility will meet all of the current funding needs, as well as the planned remodelling of the Macomb and Brick stores for which $1.0 million has been committed. Capital expenditures for the Company are planned at $3.5 million for the fiscal year ended January 30, 1999. These capital expenditures include the remodelling of the Macomb and Brick stores, store leasehold improvements, store fixturing, and the purchase of new computer equipment required for year 2000 compliance.

YEAR 2000 STATUS

    In the fourth quarter of 1997, the Company commenced, for all of its systems, a Year 2000 date conversion project to address all necessary remediation, testing, and implementation. Based on an extensive study, the Company expects to spend approximately $2.5 million on new systems which will be capitalized during the period of fiscal year 1998 through fiscal year 1999 to replace its computer information systems enabling proper processing of transactions relating to the Year 2000 and beyond. The estimated funding needs of $2.5 million anticipate a "total solution" to the "Year 2000" issue, which includes hardware, software, and all related collateral support. The timetable for the Company to convert from its current management information system to one which is "Year 2000" compliant anticipates a "go live" date of August 1998. There can be no assurance that the systems of other companies on which the Company relies also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Crowley's and its wholly owned subsidiary Steinbach, together with the report thereon of Ernst & Young LLP, included in this report under this Item are listed under Item 14 of this report, and can be found beginning on page 23. Schedule II, Valuation and Qualifying Accounts, is included with this report on page 34, immediately following the financial statements. No other supplementary financial statement schedules are required to be filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is included in the Proxy Statement under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership and Reporting Compliance", and is hereby incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

         The information required by this Item is included in the Proxy Statement under the caption "Executive Compensation" and is hereby incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the Proxy Statement under the captions "Election of Directors" and "Principal Shareholders" and is hereby incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is included in the Proxy Statement under the caption "Certain Transactions" and is hereby incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements and financial statement schedules are filed with this report:

                                                                                     Page
1.     Financial Statements                                               Number
                                                                          ------
       Report of Independent Auditors...................................   23
       Consolidated Balance Sheets at January 31, 1998 and
               February 1, 1997.........................................   24
       Consolidated Statements of Operations for the fiscal
               years ended January 31, 1998, February 1, 1997,
               and February 3, 1996.....................................   25
       Consolidated Statements of Shareholders' Equity for the
               fiscal years ended January 31, 1998, February 1,
               1997, and February 3, 1996 ..............................   26
       Consolidated Statements of Cash Flows for the fiscal
               years ended January 31, 1998, February 1, 1997,
               and February 3, 1996.....................................   27
       Notes to Consolidated Financial Statements.......................   28

2.     Financial Statement Schedules
       Schedule II -- Valuation and Qualifying Accounts.................   34


(b)    Reports on Form 8-K.

       No current reports on Form 8-K were filed during the fiscal quarter ended January 31, 1998.

(c) The Exhibits required to be filed as part of this Form 10-K are the following:



Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Reorganization dated November 17, 1995, as amended by Amendment No. 1 thereto dated December 29, 1995, Amendment No. 2 thereto dated May 14, 1996 and Amendment No. 3 thereto dated July 26, 1996, between the Registrant and the shareholders of Steinbach Stores, Inc. (previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended October 28, 1995, Amendment No. 1 previously filed as Exhibit No. 10.12 to the Registrant's Annual Report on Form 10-K for the year ended February 3, 1996, Amendment No. 2 previously filed as
                  Exhibit No. 10.14 to the Registrant's Quarterly Report on
                  Form 10-Q for the quarter ended May 4, 1996, and Amendment No. 3 thereto previously filed as Exhibit No. 10.12 to the Registrant's Current Report on Form 8-K filed on September 16, 1996; each of which filing is incorporated herein by reference).

3.1 Restated Articles of Incorporation, as amended to date (previously filed as Exhibit 3.1 to the Registrant's Form 10-Q Quarterly Report for the quarter ended October 29, 1994, and incorporated herein by reference).

3.2 Bylaws, as amended to date (previously filed as Exhibit 3.2 to the Registrant's Form 10-K/A Annual Report for the year ended February 3, 1996, and incorporated herein by reference).

10.1 Amended and Restated Supplemental Executive Retirement Plan, effective December 1, 1992 (previously filed as Exhibit 10(a) to the Registrant's Form 10-K Annual Report and Form 10-K/A Amendment No. 1 for the year ended January 30, 1993, and incorporated herein by reference).

10.2 Employment Agreement with Dennis P. Callahan dated November 2, 1992 (previously filed as Exhibit 10(c) to the Registrant's Form 10-K Annual Report for the year ended January 30, 1993, and incorporated herein by reference).

10.3 The Economic Development Corporation of the City of Detroit Lease Purchase Agreement, dated December 1, 1979, as amended to date (previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended January 31, 1981, and as Exhibit 10(f) to the Registrant's Form 10-K Annual Report for the year ended January 29, 1994, each of which is incorporated herein by reference).

10.4 Loan Agreement between The Economic Development Corporation of the City of Southfield and the Registrant, dated January 15, 1985 (previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended January 29, 1985, and incorporated herein by reference).

10.5 Crowley, Milner and Company 1992 Incentive Stock Plan, effective as of March 25, 1992 (previously filed as Exhibit 10(k) to the Registrant's Form 10-K Annual Report for the year ended January 30, 1993, and incorporated herein by reference; Amendment No. 1 previously filed as Exhibit 10.8 to the Registrant's Form 10-K Annual Report for the year ended February 3, 1996, and incorporated herein by reference; Amendment No. 2 previously filed as Exhibit No.
                  10.8 to the Registrant's Form 10-Q Quarterly Report for the quarter ended August 3, 1996, and incorporated herein by reference).

10.6 Crowley, Milner and Company 1995 Non-Employee Director Stock Option Plan effective as of March 22, 1995 (previously filed as Exhibit 10.9 to the Registrant's Form 10-K Annual Report for the year ended February 3, 1996, and incorporated herein by reference).

10.7 Amended and Restated Loan and Security Agreement, dated September 5, 1996, as amended by Amendment No. 1 thereto dated July 3, 1997, among Congress Financial Corporation (Central), Crowley, Milner and Company and Steinbach Stores, Inc. (previously filed as Exhibit 10.10 to the Registrant's
                  Current Report on Form 8-K filed September 16, 1996, and Amendment No. 1 previously filed as Exhibit 10.10 to the Registrant's Current Report on Form 8-K filed July 9, 1997, each of which is incorporated herein by reference).

11                Computation of Per Share Earnings.  (filed herewith)

23                Consent of Ernst & Young LLP. (filed herewith)

27                Financial Data Schedule (EDGAR filing only) (filed herewith)

----------------

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Crowley, Milner and Company

     We have audited the accompanying consolidated balance sheets of Crowley, Milner and Company and subsidiary as of January 31, 1998 and February 1, 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crowley, Milner and Company and subsidiary at January 31, 1998 and February 1, 1997 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan
March 13, 1998

BALANCE SHEETS

                                                                JANUARY 31     FEBRUARY 1
                                                                   1998           1997
                                                                -----------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents
    (Cash equivalents of $275,494 for 1997 and $176,278 for
      1996).................................................    $   563,615    $   215,316
  Accounts receivable, less allowances ($66,558 for 1997 and
    $66,258 for 1996).......................................      2,778,501      2,813,759
  Inventories at the lower of first-in, first-out cost or
    market..................................................     46,089,589     46,555,769
  Refundable income taxes...................................        310,028        --
  Prepaid property taxes....................................        315,610      1,396,848
  Other current accounts....................................      1,530,506      1,950,510
                                                                -----------    -----------
                                        TOTAL CURRENT ASSETS     51,587,849     52,932,202
                                                                -----------    -----------
OTHER ASSETS
  Deposits under EDC financing arrangements.................        634,308        634,308
  Deferred tax asset -- Note F..............................      1,040,000      1,580,000
  Miscellaneous.............................................      3,211,797      2,922,660
                                                                -----------    -----------
                                                                  4,886,105      5,136,968
                                                                -----------    -----------
PROPERTIES -- NOTES D AND E
  Land......................................................        315,000        315,000
  Buildings.................................................     13,274,700     13,274,001
  Leasehold improvements....................................      7,359,388      6,757,605
  Furniture, fixtures and equipment.........................      7,943,931      7,359,066
                                                                -----------    -----------
                                                                 28,893,019     27,705,672
  Less allowances for depreciation and amortization.........     15,159,544     15,086,513
                                                                -----------    -----------
                                                                 13,733,475     12,619,159
                                                                -----------    -----------
                                                TOTAL ASSETS    $70,207,429    $70,688,329
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................    $14,992,802    $17,587,798
  Notes payable short term..................................     26,862,759     18,092,794
  Compensation and amounts withheld therefrom...............      1,356,784      1,424,667
  Property taxes............................................         61,379      1,353,131
  Income and other taxes....................................        255,142        705,034
  Current maturities of long-term debt......................      1,001,228        575,000
  Current maturities of capital lease obligations...........        288,882        263,869
                                                                -----------    -----------
                                   TOTAL CURRENT LIABILITIES     44,818,976     40,002,293
LONG-TERM LIABILITIES
  Long-term debt -- Note D..................................      4,998,772      4,750,000
  Capital lease obligations -- Note E.......................      6,018,683      6,307,565
  Other.....................................................      2,215,572      1,982,053
                                                                -----------    -----------
                                                                 13,233,027     13,039,618
SHAREHOLDERS' EQUITY
  Common stock, authorized 4,000,000 shares, issued and
    outstanding 1,544,462 shares for 1997, 1,507,387 shares
    for 1996................................................      1,544,462      1,507,387
  Other capital.............................................      3,396,877      3,283,560
  Retained earnings.........................................      7,214,087     12,855,471
                                                                -----------    -----------
                                                                 12,155,426     17,646,418
                                                                -----------    -----------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $70,207,429    $70,688,329
                                                                ===========    ===========

See notes to consolidated financial statements.

                           STATEMENTS OF OPERATIONS

                                                 JANUARY 31      FEBRUARY 1      FEBRUARY 3
                                                    1998            1997            1996
                                                ------------    ------------    ------------
REVENUES
  Net sales -- owned departments............    $183,708,835    $137,835,829    $ 93,771,396
  Net sales -- leased departments...........      18,144,102      15,167,467      12,091,107
                                                ------------    ------------    ------------
  Total net sales...........................     201,852,937     153,003,296     105,862,503
  Investment income.........................          99,446         142,834          96,696
  Other income..............................         672,928         217,596         228,075
                                                ------------    ------------    ------------
                                                 202,625,311     153,363,726     106,187,274
COSTS AND EXPENSES
  Cost of merchandise and services sold.....     139,321,163     100,688,449      71,540,072
  Operating expenses........................      65,342,002      48,868,301      33,446,093
  Interest..................................       3,288,212       2,562,108       1,804,572
  Operating (income) loss and costs related
     to integration of Steinbach Stores Inc.
     -- Note B..............................         --             (837,213)        957,276
                                                ------------    ------------    ------------
                                                 207,951,377     151,281,645     107,748,013
                                                ------------    ------------    ------------
EARNINGS (LOSS)
  BEFORE INCOME TAXES                             (5,326,066)      2,082,081      (1,560,739)
Federal income taxes -- Note F..............         270,000         270,000         280,000
                                                ------------    ------------    ------------
NET EARNINGS (LOSS)                             $ (5,596,066)   $  1,812,081    $ (1,840,739)
                                                ============    ============    ============
PER SHARE DATA:
Net earnings (loss).........................    $      (3.68)   $       1.47    $      (1.91)
                                                ============    ============    ============
Net earnings (loss) assuming dilution.......    $      (3.68)   $       1.46    $      (1.91)
                                                ============    ============    ============
Average number of common shares outstanding
  for earnings per share....................       1,520,783       1,229,164         965,808
                                                ============    ============    ============
Average number of common shares outstanding
  for earnings per share after assumed
  conversions...............................       1,520,783       1,239,164         965,808
                                                ============    ============    ============

See notes to consolidated financial statements.

                      STATEMENTS OF SHAREHOLDERS' EQUITY

                                              COMMON STOCK
                                         -----------------------       OTHER        RETAINED
                                          SHARES        AMOUNT        CAPITAL       EARNINGS
                                         ---------    ----------    -----------    -----------
Balance January 28, 1995.............    1,048,300    $1,048,300    $ 2,211,450    $13,015,177
  Sale of common stock...............       14,705        14,705         39,262
  Purchase of common stock and stock
     options.........................      (96,936)      (96,936)    (1,131,276)
  Amortization of restricted stock
     awards..........................                                    59,185
  Pension plan charge................                                                 (171,464)
  Net loss...........................                                               (1,840,739)
                                         ---------    ----------    -----------    -----------
Balance February 3, 1996.............      966,069       966,069      1,178,621     11,002,974
  Sale of common stock...............       36,518        36,518        183,139
  Issuance of common stock to acquire
     Steinbach Stores, Inc...........      514,800       514,800      1,801,800
  Cancellation and amortization of
     restricted stock awards.........      (10,000)      (10,000)       120,000
  Pension plan and miscellaneous
     credit..........................                                                   40,416
  Net earnings.......................                                                1,812,081
                                         ---------    ----------    -----------    -----------
Balance February 1, 1997.............    1,507,387     1,507,387      3,283,560     12,855,471
  Sale of common stock...............       17,075        17,075         87,483
  Award and amortization of
     restricted stock awards.........       20,000        20,000         25,834
  Pension plan charge................                                                  (45,318)
  Net loss...........................                                               (5,596,066)
                                         ---------    ----------    -----------    -----------
Balance January 31, 1998.............    1,544,462    $1,544,462    $ 3,396,877    $ 7,214,087
                                         =========    ==========    ===========    ===========

See notes to consolidated financial statements.

                        STATEMENTS OF CASH FLOWS

                                              JANUARY 31      FEBRUARY 1      FEBRUARY 3
                                                 1998            1997            1996
                                             -------------   -------------   -------------
OPERATING ACTIVITIES
Net earnings (loss)........................  $  (5,596,066)  $   1,812,081   $  (1,840,739)
Adjustments to reconcile net earnings
  (loss) to net cash provided by (used in)
  operating activities
  Depreciation and amortization............      1,711,220       1,355,624       1,317,119
  Amortization of restricted stock award...         45,834         120,000          59,185
  Gain on termination of capital lease.....       --              (377,000)       --
  Changes in operating assets and
     liabilities:
     (Increase) decrease in net accounts
       receivable..........................         35,258       1,334,690        (972,258)
     (Increase) decrease in inventories....        466,180      (4,374,642)        573,184
     (Increase) decrease in prepaid expense
       and other assets....................        902,077      (3,026,720)       (153,239)
     Increase (decrease) in accounts
       payable.............................     (2,594,996)     (7,171,767)       (534,235)
     Increase (decrease) in accrued
       compensation and other
       liabilities.........................     (1,081,326)      3,576,530        (206,695)
                                             -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES...............................     (6,111,819)     (6,751,204)     (1,757,678)
INVESTMENT ACTIVITIES
Purchase of properties.....................     (2,825,536)       (653,089)       (503,687)
Steinbach Acquisition......................       --            (1,748,658)       --
                                             -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTMENT
  ACTIVITIES...............................     (2,825,536)     (2,401,747)       (503,687)
FINANCING ACTIVITIES
  Proceeds from revolving line of credit...    227,710,752     177,719,400     123,062,956
  Principal payments on revolving line of
     credit................................   (218,940,787)   (168,125,998)   (118,470,081)
  Proceeds from installment obligations....      1,250,000        --              --
  Principal payments on long-term debt.....       (575,000)       (525,000)       (485,000)
  Principal payments on capital lease
     obligations...........................       (263,869)       (460,405)       (170,376)
  Purchase of common stock and stock
     option................................       --              --            (1,228,212)
  Proceeds from sale of common stock.......        104,558         219,657          53,967
                                             -------------   -------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES...............................      9,285,654       8,827,654       2,763,254
                                             -------------   -------------   -------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..............................        348,299        (325,297)        501,889
  Cash and cash equivalents at beginning of
     year..................................        215,316         540,613          38,724
                                             -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...  $     563,615   $     215,316   $     540,613
                                             =============   =============   =============

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                January 31, 1998

NOTE A -- INDUSTRY DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

    INDUSTRY DESCRIPTION: Crowley, Milner and Company ("Crowley's") is engaged in the operation of nine retail department stores in the Detroit-metropolitan and suburban Flint, Michigan areas. Steinbach Stores, Inc., a wholly owned subsidiary of Crowley's ("Steinbach") operates sixteen retail department stores in the states of Connecticut, New York, New Hampshire, New Jersey and Vermont. In addition to its own merchandise, both Crowley's and Steinbach (collectively referred to as "the Company") offer certain goods and services through leased departments. The Company reports on a 52/53-week fiscal year with the fiscal year ending on the Saturday closest to January 31. Fiscal years 1997, 1996 and 1995 ended on January 31, 1998, February 1, 1997, and February 3, 1996 respectively. Fiscal years 1997 and 1996 were 52-week years, and 1995 had 53 weeks.

    BASIS OF PRESENTATION: The consolidated financial statements include the accounts of Crowley's and its wholly owned subsidiary, Steinbach (for further information about the acquisition of Steinbach, see Note B below). All intercompany accounts have been eliminated in consolidation.

    INVENTORIES: Inventories are valued at the lower of cost (determined by FIFO costing) or market.

    ACCOUNTING FOR STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Statement No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Statement No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to retain the accounting under APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting under Statement No. 123 had been applied. The Company has elected to retain the intrinsic value based method of accounting. See Note H for additional information concerning Statement No. 123.

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

    ADVERTISING EXPENSE: Advertising costs are expensed as incurred and approximated $10,200,000, $7,650,000, and $4,425,000 in 1997, 1996 and 1995
respectively.

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

    NET EARNINGS (LOSS) PER SHARE: In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and full-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The following table sets forth the computation of diluted earnings per share (in thousands, except per share data):

                              1997      1996      1995
                             -------   -------   -------
Numerator:
  Net earnings (loss)......  $(5,596)  $ 1,812   $(1,841)
Denominator:
  Weighted average shares
    -- basic...............    1,521     1,229       966
  Effect of nonvested
    restricted shares......       --        10        --
  Dilutive weighted average
    shares.................    1,521     1,239       966
  Dilutive earnings (loss)
    per share..............  $ (3.68)  $  1.46   $ (1.91)

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

    EFFECT OF ACCOUNTING PRONOUNCEMENTS: In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997. Statement 130 is not expected to have a material impact on the Company's financial statements.

    Also in 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. The statement supersedes Financial Accounting Standards Board Statement No. 14 and establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to shareholders. Statement 131 is effective for fiscal years beginning after December 15, 1997. For the year ended January 30, 1999, the Company will provide financial and descriptive information about its reportable operating segments to conform to the Statement 131 requirements.

NOTE B -- STEINBACH STORES ACQUISITION

    On November 17, 1995, the Company entered into an Agreement and Plan of Reorganization, that was subsequently amended on December 29, 1995 (the "Acquisition Agreement"), with the shareholders of Steinbach Stores, Inc., an Ohio Corporation ("Steinbach"), to acquire fifteen retail department stores in Connecticut, New Hampshire, New York, New Jersey and Vermont.

    Pursuant to the terms of the Acquisition Agreement, effective August 31, 1996, the Company acquired from the Steinbach Shareholders all of the issued and outstanding shares of the capital stock of Steinbach, in exchange for 514,800 shares (representing approximately 35% of the issued and outstanding shares) of the Common Stock of the Company. The stock issued was valued at $4.50 per share, which was the closing price of the stock on November 17, 1995. As a result, Steinbach became a wholly owned subsidiary of the Company as of August 31, 1996. The acquisition was accounted for as a purchase for financial reporting purposes. Under purchase accounting, the Company allocated the total cost of acquiring the Steinbach Common Stock to the assets and liabilities of Steinbach.

    In furtherance of the above, the Company entered into a separate Interim Operating Agreement with the Steinbach Shareholders, whereas, during the period of December 31, 1995 through August 31, 1996, the fifteen acquired Steinbach stores were operated under the management and supervision of the Company with all revenues as well as all costs and expenses relating to the stores becoming the responsibility of the Company.

    During the month of January 1996, the states in which Steinbach operates experienced extreme and prolonged winter weather, which severely impacted their customer's ability to shop. The weather materially impacted sales and profits at the stores. In addition, the Company found it necessary to engage in extensive promotional efforts in order to eliminate inventory that it believed to be not in keeping with the merchandising and marketing strategy it implemented in these stores to be acquired.

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

    Recognizing that the Company acquired only 15 of 24 stores, and did not acquire the corporate office or distribution center of Steinbach, the Company views the acquisition as an asset purchase. Sales information for the 15 stores (see Note J) acquired for the three fiscal years ended January 31, 1998 is as follows:

                                  FISCAL YEAR ENDED
                       ---------------------------------------
                       JANUARY 31,   FEBRUARY 1,   FEBRUARY 3,
                          1998          1997          1996
                       -----------   -----------   -----------
Net Sales............  $94,714,000   $87,442,000   $99,790,000

    Based on the asset nature of the acquisition, the Company does not believe additional pro forma information is meaningful.

NOTE C -- FAIR VALUES OF FINANCIAL INSTRUMENTS

    Generally accepted accounting principles currently require the Company to disclose the estimated fair value of its financial instruments. Currently the Company has an outstanding debt obligation related to its Executive Office and Central Distribution Center, and an outstanding debt obligation related to the company store located at Tel-Twelve Mall (see Note D for a full description of these two outstanding debt obligations). Given the absence of quoted market prices, and the inability to estimate the fair value of the two outstanding debt obligations without incurring excessive costs, it was not practicable to estimate the fair value of these two outstanding debt obligations. The carrying amounts of certain financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, short term debt and other long term debt obligations approximates their fair value.

NOTE D -- FINANCING ARRANGEMENTS

    In order to meet the liquidity needs created by the acquisition of the Steinbach Stores, the Company and Congress Financial Corporation (Central) ("Congress") amended the Loan and Security Agreement dated November 4, 1994 ("Original Agreement"), and replaced the Original Agreement with the Amended and Restated Loan and Security Agreements dated September 5, 1996 ("Amended Agreement"). On July 3, 1997 Amendment No. 1 to the Amended Agreement became effective. The Amended Agreement and Amendment No. 1 to the Amended Agreement are hereinafter collectively referred to as the Amended Agreement.

    The Amended Agreement provides for a revolving line of credit through November 4, 1999, secured by substantially all of the assets of the Company. A limit of up to $35,000,000, with an additional borrowing capacity up to $42,000,000 during the peak borrowing periods from September 1 through November 30 of each year (based on certain lending formulas), has been established and, included within such line of credit, a facility for letters of credit of up to $10 million, with the interest rate set at .25% above the prime rate. Interest on the line is payable monthly. The Amended Agreement also provides for a .25% commitment fee, payable on the date of the Amended Agreement, an unused line fee of .25% payable monthly, and a monthly monitoring fee of $1,500. Borrowings are generally limited to 30% of the retail value of eligible inventory as defined in the Amended Agreement. The weighted average interest rates for outstandings as of January 31, 1998, February 1, 1997, and February 3, 1996 were 8.71%, 8.95%, and 9.50% respectively. The weighted average interest rates during the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, were 8.72%, 8.83%, and 9.83% respectively. In addition, the Amended Agreement prohibits the payment of dividends without the prior consent of Congress.

    The $35 million borrowing base and seasonal increase to $42 million was established to satisfy the Company's working capital and capital expenditure needs. Additionally, the Company is expanding the capacity of two stores in 1998 at a projected cost of $1.5 million with financing from the existing facility and the contribution of funds from the projects' landlords. The Company believes that a $35 million facility with a seasonal increase to $42 million will meet all of the current funding needs and satisfy the needs for expansion and renovation of its current stores. Capital expenditures -- exclusive of the acquisition of new stores -- are planned at $2,000,000 for 1998. These capital expenditures include store leasehold improvements, store fixturing, and computer and office equipment.

    The Company entered into an agreement to purchase certain computer hardware and software which was financed with an installment loan payable. The loan requires monthly installments of $39,495 including principal and interest, over a three year period with interest payable monthly at rates of 4 1/2 to 8 1/2 percent. The monthly payments began in February 1998.

    Long-term debt consists of the following:

                         JANUARY 31   FEBRUARY 1
                            1998         1997
                         ----------   ----------
COMPUTER FINANCING.....  $1,250,000
EDC FINANCING:
  City of Detroit......   3,115,000   $3,430,000
  City of Southfield...   1,635,000    1,895,000
                         ----------   ----------
                          6,000,000    5,325,000
Less Current
  Maturities...........   1,001,228      575,000
                         ----------   ----------
                         $4,998,772   $4,750,000
                         ==========   ==========

    The Company's executive offices and central distribution center (the "CDC") are capitalized under a lease-purchase obligation represented by City of Detroit Economic Development Corporation bonds.

    The CDC obligation is comprised of $3,115,000 in term bonds which are required to be redeemed through annual sinking fund payments ranging from $340,000 in 1998 to $565,000 at the December 1, 2004 maturity date. The Company may redeem the bonds prior to maturity at par. Interest on the bonds is payable semi-annually at the current weighted average annual rate of 8.66%. The Company has given a guaranty regarding the prompt payment of principal and interest. The CDC mortgage and trust agreement provides for a security interest in the real estate, and fixtures and equipment, with a carrying amount of $2,499,548 at

January 31, 1998. The Agreement also provides for the Company to maintain a minimum net worth of $5,000,000.

    The Tel-Twelve Mall store was financed through City of Southfield Economic Development Corporation bonds. The underlying obligations are comprised of $1,635,000 in term bonds to be redeemed through annual sinking fund payments ranging from $280,000 in 1998 to $380,000 at maturity on January 15, 2003. The Company may redeem the bonds prior to maturity at a redemption premium of 1%. Interest on the bonds is payable semi-annually at the current weighted average annual rate of 9.43%.

    The various financing agreements provide for real estate mortgages and other security interests as collateral. Payments of long-term debt in the four fiscal years subsequent to January 31, 1999 amount to $1,085,000 in 1999, $1,185,000 in 2000, $790,000 in 2001, and $855,000 in 2002.

    At January 31, 1998, the Company had two outstanding irrevocable letters of credit totaling $1,300,000.

    Interest expense aggregated $3,288,000, $2,562,000, and $1,805,000 for the fiscal years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

NOTE E -- LEASE OBLIGATIONS

    The Company occupies retail stores under various capital and operating lease agreements which contain varying renewal options for terms ranging to 2035, with no significant change in minimum annual payments.

    At January 31, 1998, the aggregate minimum annual commitments for all noncancelable leases are as follows:

        FOR FISCAL             CAPITAL      OPERATING
     YEARS ENDING IN           LEASES        LEASES
     ---------------         -----------   -----------
1999......................   $   892,060   $ 5,375,900
2000......................       892,060     5,073,604
2001......................       897,560     4,377,800
2002......................       931,393     4,036,271
2003......................       931,393     3,454,300
Thereafter................     6,929,834    27,432,041
                             -----------   -----------
Total minimum lease
  payments................   $11,474,300   $49,749,916
                                           ===========
Amounts representing
  Interest................     5,166,735
                             -----------
Present value of net
  minimum lease
  payments................   $ 6,307,565
                             ===========

    Capital leases for stores and equipment included in buildings, and furniture, fixtures and equipment amounted to $8,625,007 and $7,960,095 at January 31, 1998 and February 1, 1997, respectively, and accumulated amortization amounted to $4,480,206 and $4,071,191 respectively. Amortization of capital leases is included with depreciation and amortization expense.

    Required rental payments on stores are based on sales with certain minimum annual payments. Rental expense amounted to:

                                FISCAL YEAR ENDED
                       ------------------------------------
                       JANUARY 31   FEBRUARY 1   FEBRUARY 3
                          1998         1997         1996
                       ----------   ----------   ----------
Minimum rentals for
  store operating
  leases.............  $4,679,379   $3,527,128   $2,288,914
Contingent rentals:
Capital leases.......       9,268        4,850        1,240
Operating leases.....   1,304,755    1,017,374      642,022
Other rentals........     229,024      216,056      215,016
                       ----------   ----------   ----------
                       $6,222,426   $4,765,408   $3,147,192
                       ==========   ==========   ==========

NOTE F -- FEDERAL INCOME TAXES

    The components of federal income taxes are as follows:

                                 FISCAL YEAR ENDED
                        ------------------------------------
                        JANUARY 31   FEBRUARY 1   FEBRUARY 3
                           1998         1997         1996
                        ----------   ----------   ----------
Current (credit)......  $(270,000)    $270,000     $     --
Deferred..............    540,000           --      280,000
                        ---------     --------     --------
                        $ 270,000     $270,000     $280,000
                        =========     ========     ========

    A reconciliation of the total income taxes and the amount computed by applying the statutory federal income tax rate of 34 percent to earnings or loss before income taxes is as follows:

                                 FISCAL YEAR ENDED
                       -------------------------------------
                       JANUARY 31    FEBRUARY 1   FEBRUARY 3
                          1998          1997         1996
                       -----------   ----------   ----------
Computed Amounts.....  $(1,811,000)  $ 708,000    $(531,000)
Impact of net
  operating loss
  carryforward.......    1,811,000    (708,000)     531,000
Change in valuation
  allowance..........      270,000      --          280,000
Tax charge resulting
  from net operating
  loss...............      --          270,000       --
                       -----------   ---------    ---------
                       $   270,000   $ 270,000    $ 280,000
                       ===========   =========    =========

    Notwithstanding the Company's tax net operating loss carryforward of approximately $7,168,000 from 1995, the Company incurred a current federal income tax expense of $270,000 in 1996. This federal income tax expense resulted from the limitations imposed by the Internal Revenue Code related to the Company's ability to offset net operating losses against federal taxable income generated as a result of changing from the LIFO to FIFO inventory method in the year of change.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 1998 and February 1, 1997 are as follows:

                                  FISCAL YEAR ENDED
                               ------------------------
                               JANUARY 31    FEBRUARY 1
                                  1998          1997
                               -----------   ----------
Deferred tax liability:
  Tax over book
    depreciation.............  $  (742,000)  $ (804,000)
Deferred tax assets:
  Employee benefits..........      445,000      450,000
  Inventory costs............      (31,000)     270,000
  Other......................       34,000      116,000
Net operating loss
  Carryforward...............    3,090,000    1,940,000
                               -----------   ----------
Net deferred tax assets......  $ 2,796,000   $1,972,000
Valuation allowance for net
  deferred tax asset.........   (1,756,000)    (392,000)
                               -----------   ----------
Net deferred taxes...........  $ 1,040,000   $1,580,000
                               ===========   ==========

    The Company's recorded net deferred tax asset relates entirely to the tax benefit associated with the change from the LIFO to FIFO inventory method in 1996. A portion of the Company's net operating loss carryforward has been recognized as it is expected to be utilized to offset the remaining tax recapture of the 1996 LIFO reserve. The remaining net deferred tax asset has been offset with a 100% valuation allowance.

    Income taxes paid amount to $75,000, $270,000, and $2,548, in 1997, 1996, and 1995, respectively.
    The Company's net operating loss carryforward of approximately $9,085,000 for federal income tax purposes expires as follows:

2008..........................................    690,000
2009..........................................  1,100,000
2011..........................................  1,970,000
2013..........................................  5,325,000

NOTE G: RETIREMENT PLANS

    Prior to 1997, Crowley's and Steinbach each had a defined contribution retirement plan covering substantially all full-time employees. The Company merged these two plans in 1997. Contributions to the plan are made at the discretion of the Board of Directors.

    Crowley's also sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a non-qualified plan that provides certain former officers additional retirement benefits.

    The unfunded status for this plan was as follows:

                                   FISCAL YEAR ENDED
                                -----------------------
                                JANUARY 31   FEBRUARY 1
                                   1998         1997
                                ----------   ----------
Projected Benefit
  Obligation..................  $1,581,195   $1,602,865
Unrecognized Net Loss on
  Assets......................    (421,089)    (375,769)
Unrecognized Net Obligation at
  February 1, 1987............    (106,346)    (132,933)
Unrecognized Prior Service
  Cost........................    (208,351)    (233,610)
                                ----------   ----------
Accrued Liability.............  $  845,409   $  860,553
Minimum Liability
  Adjustments.................     421,087      375,769
                                ----------   ----------
Net Recorded Liability........  $1,266,496   $1,236,322
                                ==========   ==========

    The cost of the retirement plans, including the SERP plan expense of $183,000, $181,000, and $186,000, for the fiscal years ended in 1998, 1997, and
1996, respectively, consisted of the following components:

                                 FISCAL YEAR ENDED
                        ------------------------------------
                        JANUARY 31   FEBRUARY 1   FEBRUARY 3
                           1998         1997         1996
                        ----------   ----------   ----------
Service Cost:
  Interest Cost on
    Projected Benefit
    Obligation........   $116,553     $112,950     $128,918
Net Amortization and
  Deferral:
  Amortization of
    Initial
    Unrecognized
    Transition
    Obligation........     26,587       26,587       26,587
  Amortization of Net
    Loss..............     14,365       16,304        5,336
  Amortization of
    Prior Service
    Costs.............     25,159       25,159       25,159
Defined Contribution
  Plan................    186,940      309,000      105,000
                         --------     --------     --------
Net Periodic
  Retirement Cost.....   $369,604     $490,000     $291,000
                         ========     ========     ========

    The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7 1/2% and 0% at January 31, 1998, 7 3/4% and 0% at February 1, 1997, and 7% and 0% at February 3, 1996.

NOTE H -- STOCK OPTIONS AND
             RESTRICTED STOCK PLAN

    Effective March 25, 1992, the Company adopted an Incentive Stock Plan ("Plan") for its eligible officers and employees under which the Company may grant stock options (consisting of incentive stock options (ISOs) and non-qualified stock options (NQSOs)) and may make awards of restricted stock for up to 300,000 shares of common stock. Options may be exercised for such prices and at such times as the Compensation Committee of the Board determines, provided the ISOs may not be exercised at a price less than the fair market value at the date of grant. Options become exercisable on a cumulative basis in equal installments at a rate of 33 1/3% per year, commencing one year after grant. On January 31, 1998, ISOs for 170,000 shares were outstanding, and 40,000 shares had been issued as an award of restricted stock. The ISOs carried exercise prices ranging from $4.125 to $10.500 per share (weighted average of $6.08 per share), of which ISOs to acquire 59,430 shares were exercisable, and 52,335 shares were available for future grants or awards under the Plan.

    Shares of restricted stock awarded under the Plan generally may not be sold or otherwise transferred until the termination of applicable restriction periods or the satisfaction of certain performance objectives established by the Committee. The shares may also vest at a rate of 33 1/3% per year.

          INCENTIVE             JANUARY 31   FEBRUARY 1
          STOCK PLAN               1998         1997
          ----------            ----------   ----------
Outstanding at beginning of
  fiscal year.................   170,667       96,000
Granted.......................    24,500      128,000
Exercised.....................   (14,333)     (23,166)
Cancelled or expired..........   (10,834)     (30,167)
                                 -------      -------
Outstanding at end of fiscal
  year........................   170,000      170,667
                                 =======      =======

    In 1995 the Company also established the 1995 Non-Employee Director Stock Option Plan for its Directors ("Director Plan") under which the Company may grant non-qualified stock options (director stock options (DSOs)) for up to 100,000 shares of common stock. Under the Director Plan, on the business day immediately prior to each Annual Meeting of Shareholders, eligible Directors then serving on the Board shall be granted an option to purchase 2,000 shares of the Company's common stock at the fair market value of the common stock on the grant date. The grant shall be automatic and non-discretionary. Each option granted becomes exercisable in full three months following the date of grant. On January 31, 1998, DSOs for 50,000 shares were outstanding. The DSOs carried exercise prices ranging from $4.75 to $8.75 per share (weighted average of $7.39 per share), of which DSOs to acquire 50,000 shares were exercisable, and 46,000 shares were available for future grants or awards under the Director Plan.

    As disclosed in Note 1, the Company has elected to follow APB Opinion No. 25 "Accounting for Stock Issued To Employees" and related interpretations in accounting for its stock option and restricted stock grants. Accordingly, no compensation expense has been recognized for the Company's stock option grants. Compensation expense for restricted stock under APB Opinion No. 25 is recorded over the vesting periods, and totaled $45,834 and $120,000 in 1997 and 1996, respectively. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," net income and earnings per share would not differ materially from amounts reported under APB Opinion No.
25. Since the pro forma disclosures of results under SFAS No. 123 are only required to consider grants awarded in 1995 and 1996, the pro forma effects of applying SFAS No. 123 during this initial phase-in period may not be representative of the effects on the reported results for future years.

NOTE I -- LITIGATION AND CONTINGENT LIABILITIES

    The Company is involved in certain lawsuits in the course of conducting its retail business. Management is of the opinion that the ultimate disposition of its litigation will not have a material adverse effect on the Company's financial position.

NOTE J -- STORE CLOSINGS

    As a result of the Company's acquisition of Steinbach, effective September 1, 1996, the Company operated 10 Crowley's stores in the Detroit metropolitan area, and fifteen Steinbach stores in the states of Connecticut, New Hampshire, New York, New Jersey, and Vermont. Since the acquisition, landlords for two store locations exercised their right to terminate the respective lease. In light of the lease termination, the Steinbach store located in North Utica, New York, conducted a going-out-of business sale, and ceased operations in December 1996. This lease termination resulted in a $377,000 gain in the fiscal year ended February 1, 1997 from the elimination of the related capital lease obligation.

    In light of its lease termination, the Crowley's store located in Birmingham, Michigan, also conducted a going-out-of business sale, and ceased operations in March 1997. Crowley's recorded a charge of $450,000 in the fiscal year ended February 1, 1997 which was included in cost of merchandise and services sold for anticipated store closing markdowns to be incurred during the going-out-of-business period.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                Additions
                                                ========================================
                                                                 Charged
                                    Balance at    Charged to     to Other
                                    Beginning     Costs and      Accounts    Deductions     Balance at
Description                         of Period     Expenses         (A)          (B)            End
                                    ==================================================================
VALUATION RESERVES

Year ended January 31, 1998

Allowance for:
   Doubtful accounts receivable ...$  66,258     $  44,685     $ (44,385)                  $  66,558

Year ended February 1, 1997

Allowance for:
   Doubtful accounts receivable ...$  61,558     $  35,894     $ (31,194)    $       -     $  66,258

Year ended February 3, 1996

Allowance for:
   Doubtful accounts receivable ...$  63,887     $  24,140     $ (26,349)    $    (120)    $  61,558


 (A)      Recoveries on accounts charged off
 (B)      Accounts charged off

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                    CROWLEY, MILNER AND COMPANY

                                    By:/s/ Dennis P. Callahan
                                       ------------------------------
                                       Dennis P. Callahan, President

         Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 30, 1998.

Signature                           Capacity
---------                           --------


/s/ Dennis P. Callahan              Chairman, President and Director (principal
---------------------------         executive officer)
Dennis P. Callahan

/s/ John R. Dallacqua               Vice President-Finance, Treasurer and
---------------------------         Secretary (principal financial and
John R. Dallacqua                   accounting officer)

/s/ Jo Ann S. Cousino               Director
---------------------------
Jo Ann S. Cousino

/s/ Alfred M. Entenman, Jr.         Director
---------------------------
Alfred M. Entenman, Jr.

/s/ Thomas R. Ketteler              Director
---------------------------
Thomas R. Ketteler

/s/ Joseph C. Keys                  Director
---------------------------
Joseph C. Keys

/s/ Richard S. Keys                 Director
---------------------------
Richard S. Keys

/s/ Benton E. Kraner                Director
---------------------------
Benton E. Kraner

/s/ Paul R. Rentenbach              Director
-------------------------
Paul R. Rentenbach

/s/ James L. Schaye, Jr.            Director
-------------------------
James L. Schaye, Jr.

/s/ Jerome L. Schostak              Director
-------------------------
Jerome L. Schostak

/s/ Julius L. Pallone               Director
-------------------------
Julius L. Pallone

                                    Director
-------------------------
Donald N. Bailey

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
11                Computation of Per Share Earnings.

23                Consent of Ernst & Young LLP.

27                Financial Data Schedule (EDGAR filing only)

----------------