Form 10-Q
period 1998-05-02
CROWLEY MILNER & CO
filed 1998-06-15
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 2, 1998

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

            2301 West Lafayette Boulevard, Detroit, Michigan 48216
           (Address of principal executive offices)       (Zip Code)

                                (313) 962-2400
             (Registrant's telephone number, including area code)

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days:   Yes [X]     No [ ]

The number of shares outstanding of Registrant's common stock, as of June 15, 1998, was 1,552,462

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                    ------------------
                                                  May 2          May 3
                                                  1998           1997
                                                  ----           ----

Revenues
   Net sales--owned departments              $ 38,799,202   $39,863,316
   Net sales--leased departments                3,975,720     4,232,853
                                              -----------    ----------
   Total net sales                             42,774,922    44,096,169
   Investment income                               18,740        31,879
   Other income                                    31,789       310,210
                                              -----------    ----------
                                               42,825,451    44,438,258
Costs and Expenses
   Cost of merchandise and services sold       29,482,269    32,882,880
   Operating expenses                          15,709,434    14,979,775
   Interest                                       944,876       579,474
                                              -----------    ----------
                                               46,136,579    48,442,129

Earnings (Loss) Before Income Taxes            (3,311,128)   (4,003,871)
Federal income taxes                                    -             -
                                               ----------    ----------
Net Earnings (Loss)                          $ (3,311,128)  $(4,003,871)
                                                =========     =========
Per Share Data:
Net earnings (loss) per fully diluted share    $    (2.14)  $     (2.67)
Average number of common and common equivalent
shares outstanding for earnings per share       1,544,462     1,510,578

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       May 2         January 31      May 3
                                                       1998             1998         1997
                                                       -----         ----------      -----
    Assets
Current Assets
   Cash and cash equivalents (cash equivalents of
      $389,618 at 5/2/98, $275,494 at 1/31/98 and
      $284,807 at 5/3/97)                           $ 737,669       $ 563,615      $ 275,018
   Accounts receivable, less allowances
     ($66,658 at 5/2/98, $66,558 at 1/31/98
      and $66,558 at 5/3/97)                        2,334,377       2,778,501      2,504,573
   Inventories at FIFO cost                        50,296,186      46,089,589     46,057,720
   Refundable income taxes                            310,028         310,028             --
   Prepaid property taxes                              52,100         315,610      1,151,250
   Other current assets                             1,656,889       1,530,506      1,891,353
                                                   ----------      ----------     ----------
Total Current Assets                               55,387,249      51,587,849     51,879,914
                                                   ==========      ==========     ==========
Other Assets
Deposits under EDC financing arrangements             634,308         634,308        634,308
Deferred tax asset                                  1,040,000       1,040,000      1,580,000
Miscellaneous                                       3,174,638       3,211,797      2,906,085
                                                    ---------       ---------      ---------
                                                    4,848,946       4,886,105      5,120,393
                                                    ---------       ---------      ---------
Properties
Land                                                  315,000         315,000        315,000
Buildings                                          13,292,609      13,274,700     13,288,594
Leasehold improvements                              7,952,039       7,359,388      6,826,822
Furniture, fixtures and equipment                   8,286,507       7,943,931      7,388,424
                                                    ---------       ---------      ---------
                                                   29,846,155      28,893,019     27,818,840
Less: Allowance for depreciation and amortization  15,676,382      15,159,544     15,500,972
                                                   ----------      ----------     ----------
                                                   14,169,773      13,733,475     12,317,868
                                                   ----------      ----------     ----------
Total Assets                                      $74,405,968     $70,207,429    $69,318,175
                                                   ==========      ==========     ==========


            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       May 2       January 31     May 3
                                                       1998           1998        1997
                                                       -----       ----------     -----
 Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                $ 17,373,599  $ 14,992,802  $ 16,895,959
   Notes payable short term                          32,078,307    26,862,759    21,764,356
   Compensation and amounts withheld therefrom        1,315,624     1,356,784     1,428,862
   Property taxes                                             -        61,379     1,224,043
   Income and other taxes                               414,251       255,142       440,632
   Current maturities of long-term debt               1,009,481     1,001,228       575,000
   Current maturities of capital lease obligations      293,858       288,882       248,742
                                                     ----------    ----------    ----------
Total Current Liabilities                            52,485,120    44,818,976    42,577,594
                                                     ----------    ----------    ----------
Long-Term Liabilities
   Long-term debt                                     4,916,720     4,998,772     4,750,000
   Capital lease obligations                          5,941,487     6,018,683     6,267,017
   Other                                              2,209,556     2,215,572     1,979,748
                                                     ----------    ----------    ----------
                                                     13,067,763    13,233,027    12,996,765
                                                     ----------    ----------    ----------
Shareholders' Equity
   Common stock, (authorized 4,000,000 shares,
     outstanding 1,544,462 shares at 5/2/98,
     1,544,462 shares at 1/31/98 and 1,523,796
     shares at 5/3/97)                                1,544,462     1,544,462    1,523,796
   Other capital                                      3,405,664     3,396,877    3,368,420
   Retained earnings                                  3,902,959     7,214,087    8,851,600
                                                     ----------    ----------   ----------
                                                      8,853,085    12,155,426   13,743,816
                                                     ----------    ----------   ----------
Total Liabilities and Shareholders' Equity          $74,405,968   $70,207,429  $69,318,175
                                                     ==========    ==========   ==========


            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                     May 2          May 3
                                                     1998           1997
                                                     ----           ----
Operating Activities
Net earnings  (loss)                           $  (3,311,128)  $ (4,003,871)
Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities:
   Depreciation and amortization                     828,776        414,457
   Amortization of restricted stock award              8,787             -
   Changes in operating assets and liabilities:
    (Increase) decrease in net accounts
      receivable                                     573,564        309,186
    (Increase) decrease in inventories            (4,336,037)       498,049
    (Increase) decrease in prepaid expense
      and other assets                               174,285        321,329
    Increase (decrease) in accounts payable        2,336,765       (567,778)
    Increase (decrease) in accrued compensation
      and other liabilities                           94,587       (515,659)
                                                  ----------     ----------
                                                  (3,630,401)    (3,544,287)
Net Cash Provided By (Used In) Operating
Activities
Investment Activities
Purchase of properties                            (1,265,074)      (113,166)
                                                  ----------     ----------
Net Cash Used in Investment Activities            (1,265,074)      (113,166)
Financing Activities
   Proceeds from revolving line of credit         50,491,398     49,048,488
   Principal payments on revolving line of
     credit                                      (45,275,850)   (45,376,926)
   Principal payments on capital lease
     obligations                                    (146,019)       (55,675)
   Proceeds from sale of common stock                     -         101,268
                                                 -----------     ----------
Net Cash Provided By (Used In) Financing
 Activities                                        5,069,529      3,717,155
                                                 -----------     ----------
Increase (Decrease) in Cash and Cash
  Equivalents                                       (174,054)        59,702
   Cash and Cash Equivalents at beginning
     of year                                         563,615        215,316
                                                 -----------     ----------
Cash and Cash Equivalents at End of Period     $     737,669    $   275,018
                                                 ===========     ==========

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 2, 1998

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

Given the seasonal nature of the specialty department store business, operating results for the thirteen week period ended May 2, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

It is suggested that these condensed, consolidated and unaudited financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

Note B - Anticipated Effect of Pronouncement

On January 31, 1998, the Company adopted SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"), and attempts to simplify the approach for computing EPS previously required in APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and while it did not have an impact on the quarterly information presented herein, it may impact future quarters. The computation of EPS is shown below:

                                               THREE MONTHS ENDED
                                              May 2           May 3
                                              1998            1997
                                              -----           -----
Numerator:
  Net earnings (loss)                    $(3,311,120)     $(4,003,871)
Denominator:
  Weighted average shares--basic           1,544,462        1,500,578
  Effect of nonvested restricted shares           --               --
  Dilutive weighted average shares         1,544,462        1,500,578
  Dilutive earnings (loss) per share          $(2.14)          $(2.67)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note on Forward-Looking Statements

This report includes various "forward-looking statements" within the meaning of the Private Securities Reform Act of 1995 that represent the Company's expectations or beliefs concerning future events and involve risks and uncertainties. Expressions such as "believes", "anticipates", "intends", "plans" or "expects" are intended to identify these forward-looking statements. Although the Company believes its expectations are based upon reasonable assumptions, the Company cautions that such forward-looking statements are subject to important factors that could cause actual results to differ materially from those anticipated. These factors include, but are not limited to, increasing competition in existing markets; adverse economic conditions either nationally or in existing markets; unexpected or severe weather conditions, and possible unavailability of merchandise from existing vendors. The Company is under no obligation to update such forward-looking statements to reflect events or circumstances after the date hereof.

Results of Operations

Thirteen Weeks Ended May 2, 1998 Compared To Thirteen Weeks Ended May 3,
1997

The Company's net comparable store sales for the first quarter ended May 2, 1998, decreased 4.6%, to $40.7 million, from the $42.7 million recorded for the first quarter ended May 3, 1997. Although Management was disappointed in the sales performance, the decline in net comparable sales was not unanticipated. An analysis of the prior year's operating results, during which the Company incurred a net loss of $5.6 million, evidenced that the Company was too heavily promotional. As a result, the Company's sales performance increased at the expense of overall profitability. In response to this, Management has restructured and downsized its promotional calendar. In the short-term, the restructuring has translated into lower sales, but higher margins. Management anticipates that this lower sales trend will continue until the third quarter or early part of the fourth quarter because historically the Company has placed less reliance on promotions to generate slaes in the third and fourth quarters. In addition, in anticipation of a mild winter during the first quarter of 1998, the Company accelerated markdowns relative to its fall and winter merchandise into December and January. The lower levels of clearance inventories maintained by the Company also contributed to the relatively lower sales performance for the first quarter.

For the first quarter ended May 2, 1998, the Company's gross profit increased approximately $2.1 million, to $13.3 million from $11.2 million reported during the first quarter of 1997. As a percentage of sales, gross margin increased to 31.1% from 25.4%. As noted previously, this improvement in margin performance can be principally attributed to the Company's change in strategy relative to its promotional calendar, and to the Company's acceleration of markdowns relative to its fall and winter merchandise.

The Company's operating expenses increased $700,000 in the first quarter to $15.7 million from $15.0 million reported during last year's first quarter. As a percentage of sales, operating expenses increased to 36.7% from 34.0%. The increase is primarily attributable to the additional operating expenses incurred in the operation of two Steinbach stores which were added during the fourth quarter of 1997, additional expenses incurred in the conversion of the Company's computer systems, and a 3.0% decrease in the Company's sales performance.

During the first quarter of 1998, the Company's interest expense increased $365,000 to $945,000 from $580,000 reported during the first quarter of 1997. As described below under "Financial Condition", this increase is all attributable to the Company's increased usage of its revolving line of credit in order to fund the recent losses incurred during the prior fiscal year and the first quarter.

For the first quarter ended May 2, 1998, the Company reported a net loss of $3,311,128, or $2.14 per share, compared to a net loss of $4,003,871, or $2.67 for last year's first quarter.

As a result of the Company's conversion from LIFO to FIFO in 1996, the Company paid $270,000 of federal income tax in fiscal year 1996, which can be recovered by carrying back losses incurred in fiscal year 1997. Aside from the loss that will be carried back to recover the tax paid as a result of the conversion to FIFO, the Company has fully exhausted all tax loss carrybacks, is in a net operating loss carryforward position, and is therefore unable to tax effect the losses in either year's first quarter; thus pre-tax and after-tax results are the same.

Financial Condition

The Company's cash and cash equivalents balance on May 2, 1998 increased to $738,000 from $564,000 at January 31, 1998, and $275,000 at May 3, 1997.
Management attributes this increase to the timing of receipts and disbursements relative to the Company's revolving line of credit.

Net cash used in operating activities remained relatively constant when comparing the first quarter of 1998 ($3.6 million) against the net cash used in operating activities during the first quarter of 1997 ($3.5 million). As was the case in the first quarter of last year, a significant portion of the net cash used in operating activities can be attributed to the loss incurred during the quarter. The Company's decision to accelerate markdowns of fall and winter merchandise into December 1997 and January 1998 resulted in lower inventory levels at fiscal year-end; the subsequent build-up of inventories for the spring and Easter selling season during the first quarter of 1998 resulted in the $4.3 million increase in inventories between year-end and the quarter ended May 2, 1998. Management attributes the $2.3 million increase in accounts payables during the quarter to personnel turnover which slowed the processing of payments and the inefficiencies created by the conversion of the computer system. Management believes that processing of vendor payments should improve during the second and third quarters.

Investing activities used cash of $1.3 million during the first quarter of 1998, as compared to $113,000 during the comparable period last year. The significant increase in the amount of cash used in investing activities can be attributed to the expansion of the Steinbach store in Brick, New Jersey by approximately 11,000 square feet (25% of previous size) and the remodeling of the Crowley's store located in the Macomb Mall. The Macomb store remodel will increase the selling area by 8,000 to 10,000 square feet. In addition, a portion of the $1.3 million was used to fund the cost of the conversion of the Company's computer systems.

Net cash provided by financing activities increased during the first quarter of 1998 ($5.1 million) when compared to the net cash provided by financing activities during the first quarter of 1997 ($3.7 million). This increase is attributable to increased borrowings on the Company's revolving line of credit in order to fund merchandise purchases and the losses incurred during the quarter.

At May 2, 1998, the Company's working capital decreased to $2.9 million from the $9.3 million available at May 3, 1997. At May 2, 1998, the Company's working capital ratio was 1.05, down from the 1.22 reported at May 3, 1997.

During the three-month periods ended May 2, 1998 and May 3, 1997, the Company has not paid or declared any cash dividends.

Other Developments

Effective June 10, 1998, the Company amended its Loan and Security Agreement with Congress Financial Corporation (Central) to increase its revolving line of credit to $43 million from $35 million, with an additional borrowing capacity up to $50 million during the peak borrowing periods of September 1 through November 30 of each year. In addition, the borrowing base has been increased to 34% of eligible retail inventory from 30% and a LIBOR pricing option was added. The Company believes that this expanded facility, together with cash provided by operating activities, will be sufficient to meet the current funding needs, as well as the needs for renovation of its current stores, and funding of the Company's "Year 2000" solution. The Company was charged a fee of $40,000 to implement these amendments, which will be expensed in the second quarter.

With respect to the Company's "Year 2000" solution, in the first quarter of 1998, the Company continued, for all of its systems, a year 2000 date conversion project to address all necessary code changes, testing, and implementation . Based on an extensive study completed in August 1997, the Company budgeted approximately $2.5 million during the period of fiscal year 1998 through fiscal year 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. Currently, the Company estimates that the actual cost of the project will be approximately $2.6 million. The estimated funding needs of $2.6 million anticipate a "total solution" to the "Year 2000" issue, which includes hardware, software, and all related collateral support. The Company financed the total solution through a third party hardware vendor, and has a portion of the financing collateralized by a letter of credit in the amount of $1.3 million.

The timetable for the Company to convert from its current management information system to one which is "Year 2000" compliant anticipates a "go live" date of August 1998, and the Company is on schedule to meet that deadline. There can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

The Company is in discussions with the landlord for a store located in Wilton, New York, for which it entered into a lease in December 1997. Shortly after signing the lease, the Company determined not to commence operations at this location and so informed the landlord. The landlord has informed the Company that the Company is in breach of the lease agreement; however, the landlord has a duty to mitigate any damages caused by the Company's failure to operate this store by re-leasing the premises to another tenant. The Company has proposed a settlement to the landlord, which was rejected. The Company believes that the landlord is negotiating with another prospective tenant, and until such negotiations are completed the Company cannot estimate the amount of any liability that may be incurred.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

No.       Description
---       ------------
27        Financial Data Schedule (EDGAR filing only).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 2, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CROWLEY, MILNER AND COMPANY

DATE: June 15, 1998           By:  /S/ JOHN R. DALLACQUA
                                   John R. Dallacqua
                                   Vice President-Finance and
                                   Chief Financial Officer
                                   (principal financial and accounting
                                   officer and duly authorized officer)