Form 10-Q
period 1998-08-01
CROWLEY MILNER & CO
filed 1998-09-15
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 1, 1998

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


The number of shares outstanding of Registrant's common stock, as of September 9, 1998, was 1,552,462

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                 SIX MONTHS ENDED               QUARTER ENDED
                                                 ----------------               -------------
                                             August 1        August 2       August 1      August 2
                                               1998            1997           1998          1997
                                               ----            ----           ----          ----

Revenues
   Net sales--owned departments           $ 73,292,768     $ 76,464,126   $ 34,493,566   $ 36,600,810
   Net sales--leased departments             8,429,428        8,738,525      4,453,708      4,505,672
                                            ----------       ----------     ----------     ----------
   Total net sales                          81,722,196       85,202,651     38,947,274     41,106,482
   Investment income                            35,386           54,091         16,646         22,212
   Other income (expense)                     (112,613)         318,022       (144,402)         7,812
                                            ----------       ----------     -----------     ----------
                                            81,644,969       85,574,764     38,819,518     41,136,506
Costs and Expenses
   Cost of merchandise and services sold    55,319,710       60,201,226     25,837,441     27,318,346
   Operating expenses                       30,890,194       29,300,794     15,180,760     14,321,019
   Interest                                  1,976,846        1,318,038      1,031,970        738,564
                                            ----------       ----------     ----------     ----------
                                            88,186,750       90,820,058     42,050,171     42,377,929

Earnings (Loss) Before Income Taxes         (6,541,781)      (5,245,294)    (3,230,653)    (1,241,423)
   Federal income taxes                              -                -              -              -
                                            ----------       ----------     ----------     ----------
Net Earnings (Loss)                       $ (6,541,781)    $ (5,245,294)  $ (3,230,653)  $ (1,241,423)
                                            ==========       ==========     ==========     ==========
Per Share Data:
   Net earnings (loss)                    $      (4.23)    $      (3.46)  $      (2.08)  $      (0.81)
   Average number of common and common
   equivalent shares outstanding for
   earnings per share                        1,547,650        1,517,187      1,552,462      1,523,796

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                     August 1          January 31          August 2
                                                       1998               1998               1997
                                                       ----               ----               ----
Assets
Current Assets
   Cash and cash equivalents
     (cash equivalents of $501,569 at 8/1/98,
     $275,494 at 1/31/98 and $390,161 at 8/2/97)  $   858,256        $   563,615        $   859,451
   Accounts receivable, less allowances
     ($66,558 at 8/1/98, $66,558 at 1/31/98, and
     $66,558 at 8/2/97)                             2,572,485          2,778,501          2,586,206
   Inventories at FIFO cost                        47,891,163         46,089,589         41,350,640
   Refundable Income taxes                            310,028            310,028                  -
   Deferred property taxes                                  -            315,610            992,459
   Other current assets                             1,996,111          1,530,506          1,169,110
                                                   ----------         ----------         ----------
Total Current Assets                               53,628,043         51,587,849         46,957,866
                                                   ----------         ----------         ----------
Other Assets
   Deposits under EDC financing arrangements          634,308            634,308            634,308
   Deferred tax asset                               1,040,000          1,040,000          1,580,000
   Miscellaneous                                    3,146,988          3,211,797          2,892,712
                                                   ----------         ----------         ----------
                                                    4,821,296          4,886,105          5,107,020
                                                   ----------         ----------         ----------
Properties
   Land                                               315,000            315,000            315,000
   Buildings                                       13,367,426         13,274,700         13,291,910
   Leasehold improvements                           8,828,668          7,359,388          7,130,920
   Furniture, fixtures and equipment                8,772,095          7,943,931          7,426,202
                                                   ----------         ----------         ----------
                                                   31,283,189         28,893,019         28,164,032
   Less:  Allowance for depreciation and
   amortization                                    16,220,233         15,159,544         15,909,560
                                                   ----------         ----------         ----------
                                                   15,062,956         13,733,475         12,254,472
                                                   ----------         ----------         ----------
Total Assets                                      $73,512,295        $70,207,429        $64,319,358
                                                   ==========         ==========         ==========

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                      August 1         January 31          August 2
                                                        1998              1998               1997
                                                        ----              ----               ----
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                 $ 17,697,223      $ 14,992,802        $ 12,066,701
   Notes payable short term                           34,900,688        26,862,759          23,487,354
   Compensation and amounts withheld therefrom           772,531         1,356,784           1,065,099
   Property taxes                                              -            61,379           1,120,639
   Income and other taxes                                295,390           255,142             318,908
   Current maturities of long-term debt                1,009,481         1,001,228             605,855
   Current maturities of capital lease obligations       298,834           288,882             202,495
                                                      ----------        ----------          ----------
Total Current Liabilities                             54,974,147        44,818,976          38,867,051
                                                      ----------        ----------          ----------
Long-Term Liabilities
   Long-term debt                                      4,916,720         4,998,772           4,750,000
   Capital lease obligations                           5,864,290         6,018,683           6,226,469
   Other                                               2,116,910         2,215,572           1,973,445
                                                      ----------        ----------          ----------
                                                      12,897,920        13,233,027          12,949,914
                                                      ----------        ----------          ----------
Shareholders' Equity
   Common stock,  (authorized 4,000,000 shares,
     outstanding 1,552,462 shares at 8/1/98,
     1,544,462 shares at 1/31/98 and 1,523,796
     shares at 8/2/97)                                 1,552,462         1,544,462           1,523,796
   Other capital                                       3,415,460         3,396,877           3,368,420
   Retained earnings                                     672,306         7,214,087           7,610,177
                                                      ----------        ----------          ----------
                                                       5,640,228        12,155,426          12,502,393
                                                      ----------        ----------          ----------
Total Liabilities and Shareholders' Equity          $ 73,512,295      $ 70,207,429        $ 64,319,358
                                                      ==========        ==========          ==========

            CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                             August 1        August 2
                                                               1998            1997
                                                               ----            ----
Operating Activities
Net earnings  (loss)                                       $(6,541,781)    $(5,245,294)
Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities
   Depreciation and amortization                             1,060,688         825,293
   Amortization of restricted stock award                       18,583               -
   Changes in operating assets and liabilities
     (Increase) decrease in net accounts
       receivable                                              206,016         227,553
     (Increase) decrease in inventories                     (1,801,574)      5,205,129
     (Increase) decrease in prepaid expense
       and other assets                                        (70,930)      1,215,737
     Increase (decrease) in accounts payable                 2,690,165      (5,521,095)
     (Increase) decrease in accrued compensation
       and other liabilities                                  (704,046)       (986,794)
                                                             ---------       ---------
Net Cash Provided By (Used In) Operating Activities         (5,142,879)     (4,279,471)
Investment Activities
Purchase of properties                                      (2,390,169)       (460,607)
                                                            ----------      ----------
Net Cash Used in Investment Activities                      (2,390,169)       (460,607)
Financing Activities
Proceeds from revolving line of credit                      95,844,233      95,442,875
Principal payments on revolving line of credit             (87,806,304)    (90,048,315)
Principal payments on capital lease obligations               (218,240)       (111,615)
Proceeds from sale of common stock                               8,000         101,268
                                                            ----------      ----------
Net Cash Provided By (Used In) Financing Activities          7,827,689       5,384,213
                                                            ----------      ----------
Increase (Decrease) in Cash and Cash  Equivalents              294,641         644,135
Cash and Cash Equivalents at beginning of year                 563,615         215,316
                                                            ----------      ----------
Cash and Cash Equivalents at End of Period                 $   858,256     $   859,451
                                                            ==========      ==========


























             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                August 1, 1998

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

Given the seasonal nature of the specialty department store business, operating results for the six months ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

It is suggested that these condensed, consolidated and unaudited financial statements be read in conjunction with the financial statements and notes to financial statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

Note B - Earnings Per Share

On January 31, 1998, the Company adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share ("EPS"), and attempts to simplify the approach for computing EPS previously required in APB Opinion No. 15. The computation of EPS is shown below:



                                              Six Months Ended            Three Months Ended
                                         August 1,       August 2,     August 1,        August 2,
                                           1998             1997         1998              1997
                                           ----             ----         ----              ----

Numerator
  Net earnings (loss)                   $(6,541,781)    $(5,245,294)   $(3,230,653)     $(1,241,423)
Denominator
  Weighted average shares--basic          1,547,650       1,517,187      1,552,462        1,523,796
  Effect of nonvested restricted shares
  Dilutive weighted average shares        1,547,650       1,517,187      1,552,462        1,523,796
  Dilutive earnings (loss) per share         $(4.23)         $(3.46)        $(2.08)          $(0.81)






















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

RESULTS OF OPERATIONS

Quarter Ended August 1, 1998 Compared To Quarter Ended August 2, 1997

While management acknowledges that results for the quarter were disappointing, there are also reasons for optimism for the remainder of the year. Several critical investments were made that in the short run hurt results but were needed to position the Company to compete in the future. These investments included the expansion and renovation of two of the Company's best performing stores in Brick, New Jersey, and Macomb Mall in Roseville, Michigan, which management believes will enable the Company to better serve its customers. These flagship stores will serve as models for future renovation plans throughout the Company. Another critical investment was a $2.5 million investment made to replace antiquated merchandising, distribution, payroll, and back office hardware, software and collateral support systems. An October 1998 conversion date is nearing. This conversion will allow the Company to achieve year 2000 compliance and allow the Company to track merchandise inventory and trends to better position merchandise to the needs of the customer as well as cut costs associated with the merchandise procurement process.

The Company's net comparable store sales decrease for the quarter was caused by disappointing Father's Day sales, delays in restocking key commodity items and lower sales in the two stores in the chain that were undergoing complete renovations during the quarter. Comparable store sales results for the quarter ended August 1, 1998 decreased 10.2%, to $36.9 million, from $41.1 million for the quarter ended August 2, 1997. The Company anticipates that sales for the remainder of the year will benefit from an increased emphasis on the timely tracking and flow management of key commodity items and improved sales at the two renovated stores.

As a percentage of net sales, gross profit increased to 33.7% for the quarter ended August 1, 1998 from 33.5% for the comparable period in 1997. The Company's gross profit dollars for the quarter ended August 1, 1998 decreased 4.4%, to $13.1 million, from the $13.7 million of gross profit for the quarter ended August 2, 1997. The decrease in gross profit dollars is primarily a function of the decrease in sales as mentioned above.

The Company's operating expenses for the quarter ended August 1, 1998 increased primarily due to additional operating expenses of $960,000 incurred in the operation of two new Steinbach stores opened during the fall of 1997. Operating expenses increased 6.3%, to $15.2 million, from $14.3 million for the quarter ended August 2, 1997. Operating expenses expressed as a percentage of net sales increased to 39.0% in the second quarter of 1998 from 34.8% for the comparable period last year due in part to the decrease in sales as mentioned above.

The increase in interest expense over the prior year is due to increased borrowing levels resulting primarily from three factors. Higher inventory levels were caused primarily by the addition and stocking of two new Steinbach stores in the fall of 1997. Short term financing of $3.5 million was used to renovate two existing stores in the chain this year, and the Company's purchase of and conversion to a new computer system to assure the Company is year 2000 compliant was financed through borrowings on the Company's line of credit. As a result of the Company's investments as detailed above, interest expense for the quarter ended August 1, 1998 increased to $1,032,000, from $739,000 of interest expense incurred for the quarter ended August 2, 1997. The Company's interest expense expressed as a percentage of net sales was 2.7% in the second quarter of 1998 compared to 1.8% for the comparable period last year.

The Company reported a net loss of $3,230,653, or $2.08 per share, for the second quarter of 1998 compared to a net loss of $1,241,423 or $0.81 per share, for the second quarter of 1997. Since the Company has fully exhausted all tax loss carry backs and is in a net operating loss carry forward position, it was unable to tax effect the losses in either year's second quarter, thus pre-tax and after-tax results are the same.

Six Months Ended August 1, 1998 Compared To Six Months Ended August 2, 1997

As indicated in the analysis of the Company's quarterly performance mentioned previously, management acknowledges that results for the six months were disappointing as well. Management believes however, there are reasons to be encouraged. As more fully explained below, perhaps the Company's most encouraging sign is the six-month results for gross profit. Increases in both gross profit dollars and percentage with lower sales volumes validates the Company's decision to reduce the number of promotional sales to achieve higher gross profits.

The Company's net comparable store sales for the six months ended August 1, 1998, decreased 7.3%, to $77.7 million, from the $83.8 million of comparable net store sales for the six months ended August 2, 1997. As was disclosed in the Company's Quarterly Report on form 10-Q filed for the quarter ended May 2, 1998, the decrease in sales was partially a result of a restructured and downsized promotional calendar. The restructured and downsized promotional calendar was in response to management's belief that the Company had become too heavily promotional as evidenced by dramatic gross margin
declines in the six months ended August 2, 1997.   Also, as noted
previously, the decrease in sales for the first six months of this year was partially due to disappointing Father's Day sales, delays in restocking key commodity items and lower sales in two primary stores affected by major remodel and renovation.

Management believes the restructured approach to promoting the business and the completion of major remodels at the Steinbach store in Brick, New Jersey, in July and the Crowley's store in Roseville, Michigan, in August will help to restore consumer interest and stimulate sales for the remainder of the year.

The Company's gross profit for the six months ended August 1, 1998 increased 6.0%, to $26.4 million, from $25.0 million of gross profit for the six months ended August 2, 1997. As a percentage of sales, gross margin increased to 32.3% from 29.3%. As noted above, the improvement in margin was due to the change in promotional calendar strategy and a favorable shrink result of 0.9% for the mid-year physical inventory. Management believes that a continuation of the restructured and downsized promotional calendar will continue to improve profit margins in the fall season.

The Company's operating expenses for the six months ended August 1, 1998 increased to $30.9 million from the $29.3 million of operating expenses incurred for the six months ended August 2, 1997. Operating expenses as a percentage of net sales were 37.8% for the first six months of 1998 and 34.4% for the same period last year. The change is primarily attributable to additional operating expenses of $1.9 million incurred in the operation of two new Steinbach stores added during the fall of 1997. Partially offsetting the change were expense reductions resulting from the closing of the Eatontown distribution facility and consolidation of all distribution activities to the Detroit distribution facility. The sales decrease, as mentioned above, also gave rise to the increase in operating expenses as a percentage of sales.

The three factors previously mentioned in the discussion of quarterly interest expense were primarily responsible for increased interest expense for the six months ended August 1, 1998. The Company's interest expense for the six months increased to approximately $1,976,000 from $1,318,000 of interest expense incurred for the first six months of 1997. The Company's interest expense expressed as a percentage of net sales increased to 2.4% for the first six months of 1998 from 1.6% for the comparable period a year ago.

For the six months ended August 1, 1998 the Company reported a net loss of $6,541,781, or $4.23 per share, compared to a net loss of $5,245,294, or $3.46 per share, for the comparable period last year.

Since the Company has fully exhausted all tax loss carrybacks and is in a net operating loss carryforward position, it was unable to tax effect the losses in the first six months of either year, therefore pre-tax and after-tax results are the same.


FINANCIAL CONDITION

Cash and cash equivalents for the Company increased to $858,000 at August 1, 1998 from $564,000 at January 31, 1998 and was virtually unchanged from August 2, 1997.

Net cash used in operating activities was $5.1 million for the first six months of 1998, compared with net cash used in operating activities of $4.3 million reported during the first six months of 1997. This difference is due to the $6.5 million loss reported during the period versus a loss of $5.2 million in 1997 and an increase in non-cash depreciation and amortization expense of $.3 million.

Investing activities used cash of $2,400,000 during the first six months of 1998, compared to $461,000 of cash used in investing activities for the first six months of 1997. Investing activities included capital expenditures for the remodel and re-fixturing of two existing stores, and upgrades to the Company's information systems.

Financing activities provided cash of $7.8 million during the first six months of 1998, compared to $5.4 million of cash provided last year. This increase is attributable to increased borrowings on the Company's revolving line of credit to fund the renovation of two stores as more fully explained in "Other Developments" below. As a result the repayments of the line proceeds were less than a year ago by $2.4 million. On June 10, 1998, the Company amended its revolving line of credit to increase its borrowing capacity to $43 million from $35 million, with an additional borrowing capacity up to $50 million during the peak borrowing periods. For additional information related to the amended revolving line of credit, see "Other Developments" below.

On August 1, 1998, the Company's working capital position was $(1.3) million compared to $8.1 million of working capital available at August 2, 1997. At August 1, 1998, the Company's working capital ratio was 0.97, as compared to
1.21 reported at August 2, 1997. Accounts payable and notes payable short term increased as a result of higher inventories (primarily for two new stores), investments in long term assets (two new stores, two remodels and the conversion to the Year 2000 compliant computer system), and the funding of losses for the period. As a result there was a decrease in working capital and working capital ratio.

During the six-month periods ended August 1, 1998 and August 2, 1997, the Company did not pay or declare any cash dividends with respect to its stock.

OTHER DEVELOPMENTS

As disclosed in its Current Report on Form 8-K filed on July 10, 1998, the Company amended its Loan and Security Agreement with Congress Financial Corporation (Central) to increase its revolving line of credit to $43 million from $35 million, with an additional borrowing capacity up to $50 million during the peak borrowing periods of September 1 through November 30 of each year. In addition, the borrowing base has been increased to 34% of eligible retail inventory from 30% and a LIBOR pricing option was added. Management believes this LIBOR option will significantly lower the borrowing rate on a significant portion of the loan facility. Currently the LIBOR rate is less than the previously existing rate in the agreement by approximately 3/4%. The Loan and Security Agreement was amended effective June 10, 1998 to reflect these terms. The Company believes that this expanded facility, together with cash provided by operating activities, will be sufficient to meet the current funding needs, as well as the needs for planned expansion, renovation of its current stores, and funding of the Company's "Year 2000" solution.

The Company initiated a year 2000 conversion project in the first quarter of 1998 based on an extensive study completed in August 1997, with a $2.5 million budget. The objective of phase I of the project was to replace antiquated merchandising, distribution, payroll, and back office hardware, as well as, achieve year 2000 compliance through all hardware, software and collateral support systems. The Company financed the project through a third party, and has a $1.3 million letter of credit issued as collateral.

The Company's timetable for conversion to phase I from current software and hardware systems is October 3, 1998. Phase II of the conversion program, to be initiated in the fourth quarter, will focus on establishing a data warehouse capability and upgrade of the existing financial and point of sale systems to further improve supply chain management processes, inventory controls and reporting capabilities.

A settlement of $357,000 was reached between the Company and the landlord for a store located in Wilton, New York. The Company decided not to commence operations at this location. The landlord and the Company were jointly obligated, through a stipulation in the lease, to mitigate damages. The Company negotiated for a full and unconditional release from all lease contractual obligations involving this site. The landlord accepted all Company conditions including a one-time payment equivalent to rent for one year.

For several years, the Company has attempted to reach an agreement with a landlord involving a Crowley's store in Detroit, Michigan addressing various default conditions determined by an audit of lease terms and conditions which discovered lease violations by the landlord over several past years. The Company deferred the payment of these obligations pending reaching a negotiated settlement with the landlord. A settlement was reached with the landlord to amend the terms and conditions of the current lease and to "forgive" the payment of approximately $400,000. The Company recognized this settlement by reversing all associated accruals to income in the second quarter of 1998.

In January 1998, the Company ceased operations at the Eatontown, New Jersey distribution center and consolidated all receiving and distribution operations at the Company's distribution center in Detroit, Michigan. Eatontown receiving, distribution and delivery operations for the Steinbach chain were outsourced to a contract third party. The objective of the consolidation was to improve supply chain management capabilities and to reduce distribution - operating expenses by $1 million. Year-to-date through the second quarter the Company is on target for achieving both objectives and by year end management anticipates achieving a minimum savings of $1 million.

John R. Dallacqua, Vice President - Finance, Chief Financial Officer, Secretary and Treasurer resigned in June 1998. Ray Attebery, Senior Vice President - Operations and Chief Information Officer accepted the position of Senior Vice President - Director of Finance and Chief Information Officer. Mr. Attebery has over 26 years retail experience and joined Crowley Milner & Co., in 1996. Mr. Attebery was Vice President and Controller for a Division of the Dayton Hudson Corporation for several years.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no material pending legal proceedings in which the Company is a party to which its assets are subject.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 19, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Board's nominees for election to the Board of Directors and all such nominees were elected. The matters voted on at the meeting (as more fully described in the Proxy Statement, dated April 29, 1998), and the results of the shareholder voting, were as follows:

1. Election of directors to hold office until Annual Meeting of Shareholders in 2001.

         Dennis P. Callahan       For     1,418,201;  Withheld   4,160
         JoAnn S. Cousino         For     1,419,509;  Withheld   2,852
         Alfred M. Entenman, Jr.  For     1,419,949;  Withheld   2,412
         Benton E. Kraner         For     1,418,409;  Withheld   3,952

2. Appointment of Ernst & Young LLP as auditors for fiscal year ended January 31, 1999:

                                 For          1,417,048
                                 Against          4,714
                                 Abstain            598

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
27   Financial Data Schedule (EDGAR filing only).

(b)  Reports on Form 8-K

On July 10, 1998, the Company filed a Current Report on Form 8-K, dated June 10, 1998, pursuant to which it reported under Item 5 on the consummation of Amendment No. 2 to the Amended and Restated Loan and Security Agreement, effective as of June 10, 1998, among Crowley, Milner and Company, Steinbach Stores, Inc. and Congress Financial Corporation (Central) and the resignation of John R. Dallacqua effective as of July 10, 1998, from the positions of Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of the Company.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CROWLEY, MILNER AND COMPANY
                                (Registrant)


DATE:  September 14, 1998        By:  /S/ RAY ATTEBERY
                                 Ray Attebery
                                 Senior Vice President (principal financial
                                 and duly authorized officer)