Form 10-Q
period 1998-10-31
CROWLEY MILNER & CO
filed 1998-12-15
CIK 25871

SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549


                               FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 1998

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

The number of shares outstanding of Registrant's common stock, as of December 11, 1998, was 1,552,462

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                NINE MONTHS ENDED               QUARTER ENDED
                                                -----------------               -------------
                                            October 31      November 1     October 31     November 1
                                               1998            1997           1998           1997
                                               ----            ----           ----           ----
Revenues
   Net sales--owned departments           $112,176,736     $121,887,917   $ 38,883,968   $ 45,423,791
   Net sales--leased departments            12,355,471       12,855,347      3,926,043      4,116,822
                                            ----------       ----------     ----------     ----------
   Total net sales                         124,532,207      134,743,264     42,810,011     49,540,613
   Investment income                            54,731           79,071         19,345         24,980
   Other income (expense)                     (101,945)         336,175         10,688         18,153
                                            -----------      ----------     ----------     ----------
                                           124,484,993      135,158,510     42,840,024     49,583,746
Costs and Expenses
   Cost of merchandise and services sold    80,236,323       91,852,634     24,916,613     31,651,408
   Operating expenses                       47,438,649       45,456,624     16,548,455     16,155,830
   Interest                                  3,026,819        2,354,251      1,049,973      1,036,213
                                            ----------       ----------     ----------     ----------
                                           130,701,791      139,663,509     42,515,041     48,843,451

Earnings (Loss) Before Income Taxes         (6,216,798)      (4,504,999)       324,983        740,295
   Federal income taxes                             --               --             --             --
                                            ----------       ----------     ----------     ----------
Net Earnings (Loss)                       $ (6,216,798)    $ (4,504,999)  $    324,983   $    740,295
                                            ==========       ==========     ==========     ==========
Per Share Data:
   Net earnings (loss)                    $      (4.03)    $      (2.93)  $       0.21   $       0.48
   Average number of common and common
   equivalent shares outstanding for
   earnings per share                        1,552,462        1,535,834      1,552,462      1,544,344


        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                    October 31         January 31         November 1
                                                       1998               1998               1997
                                                       ----               ----               ----
Assets
Current Assets
   Cash and cash equivalents
     (cash equivalents of $613,520 at 10/31/98,
     $275,494 at 1/31/98 and $513,188 at 11/1/97) $   762,561        $   563,615        $   697,917
   Accounts receivable, less allowances
     ($66,558 at 10/31/98, $66,558 at 1/31/98, and
     $66,558 at 11/1/97)                            2,208,436          2,778,501          1,906,036
   Inventories at FIFO cost                        65,050,323         46,089,589         56,753,197
   Refundable Income taxes                            310,028            310,028                  -
   Deferred property taxes                             18,591            315,610            231,881
   Other current assets                             2,247,653          1,530,506            893,957
                                                   ----------         ----------         ----------
Total Current Assets                               70,597,592         51,587,849         60,482,988
                                                   ----------         ----------         ----------
Other Assets
   Deposits under EDC financing arrangements          634,308            634,308            634,308
   Deferred tax asset                               1,040,000          1,040,000          1,580,000
   Miscellaneous                                    3,107,258          3,211,797          2,909,703
                                                   ----------         ----------         ----------
                                                    4,781,566          4,886,105          5,124,011
                                                   ----------         ----------         ----------
Properties
   Land                                               315,000            315,000            321,000
   Buildings                                       13,371,001         13,274,700         13,311,168
   Leasehold improvements                           8,436,525          7,359,388          7,965,237
   Furniture, fixtures and equipment                9,196,961          7,943,931          7,992,611
                                                   ----------         ----------         ----------
                                                   32,319,487         28,893,019         29,590,166
   Less:  Allowance for depreciation and
   amortization                                    16,764,082         15,159,544         16,315,210
                                                   ----------         ----------         ----------
                                                   15,555,405         13,733,475         13,274,956
                                                   ----------         ----------         ----------
Total Assets                                      $90,934,564        $70,207,429        $78,881,955
                                                   ==========         ==========         ==========

        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                     October 31         January 31        November 1
                                                        1998              1998               1997
                                                        ----              ----               ----
Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                 $ 29,103,371      $ 14,992,802        $ 19,554,591
   Notes payable short term                           41,214,452        26,862,759          30,752,215
   Compensation and amounts withheld therefrom           606,150         1,356,784           1,067,949
   Property taxes                                              -            61,379             162,120
   Income and other taxes                                  2,667           255,142             372,852
   Current maturities of long-term debt                1,009,481         1,001,228             575,000
   Current maturities of capital lease obligations       303,810           288,882             263,977
                                                      ----------        ----------          ----------
Total Current Liabilities                             72,239,931        44,818,976          52,748,704
                                                      ----------        ----------          ----------
Long-Term Liabilities
   Long-term debt                                      4,916,720         4,998,772           4,750,000
   Capital lease obligations                           5,787,094         6,018,683           6,139,902
   Other                                               2,019,349         2,215,572           1,977,372
                                                      ----------        ----------          ----------
                                                      12,723,163        13,233,027          12,867,274
                                                      ----------        ----------          ----------
Shareholders' Equity
   Common stock,  (authorized 4,000,000 shares,
     outstanding 1,552,462 shares at 10/31/98,
     1,544,462 shares at 1/31/98 and 1,544,462
     shares at 11/1/97)                                1,552,462         1,544,462           1,544,462
   Other capital                                       3,421,519         3,396,877           3,371,043
   Retained earnings                                     997,489         7,214,087           8,350,472
                                                      ----------        ----------          ----------
                                                       5,971,470        12,155,426          13,265,977
                                                      ----------        ----------          ----------
Total Liabilities and Shareholders' Equity          $ 90,934,564      $ 70,207,429        $ 78,881,955
                                                      ==========        ==========          ==========

        CROWLEY, MILNER AND COMPANY AND CONSOLIDATED SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                            October 31      November 1
                                                               1998            1997
                                                               ----            ----
Operating Activities
Net earnings  (loss)                                       $(6,216,798)    $(4,504,999)
Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in) operating
   activities
   Depreciation and amortization                             1,365,415       1,224,794
   Amortization of restricted stock award                       24,842              --
   Changes in operating assets and liabilities
     (Increase) decrease in net accounts
       receivable                                              570,065         907,723
     (Increase) decrease in inventories                    (18,960,734)    (10,197,428)
     (Increase) decrease in prepaid expense
       and other assets                                       (315,589)      2,234,477
     Increase (decrease) in accounts payable                14,110,568       2,482,609
     (Increase) decrease in accrued compensation
       and other liabilities                                (1,260,711)     (2,400,408)
                                                            ----------       ---------
Net Cash Provided By (Used In) Operating Activities        (10,682,942)    (10,253,232)
Investment Activities
Purchase of properties                                      (3,187,345)     (1,880,591)
                                                            ----------      ----------
Net Cash Used in Investment Activities                      (3,187,345)    156,640,179
Financing Activities
Proceeds from revolving line of credit                     148,869,144     156,640,179
Principal payments on revolving line of credit            (134,517,421)   (143,980,758)
Principal payments on capital lease obligations               (290,490)       (167,555)
Proceeds from sale of common stock                               8,000         124,558
                                                            ----------      ----------
Net Cash Provided By (Used In) Financing Activities         14,069,233      12,616,424
                                                            ----------      ----------
Increase (Decrease) in Cash and Cash  Equivalents              198,946         482,601
Cash and Cash Equivalents at beginning of year                 563,615         215,316
                                                            ----------      ----------
Cash and Cash Equivalents at End of Period                 $   762,561     $   697,917
                                                            ==========      ==========


         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           October 31, 1998

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

Given the seasonal nature of the specialty department store business, operating results for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

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

Note B - Earnings Per Share

On January 31, 1998, the Company adopted SFAS No. 128 which establishes standards for computing and presenting earnings per share ("EPS"), and attempts to simplify the approach for computing EPS previously required in APB Opinion No. 15. The computation of EPS is shown below:

                                             Nine Months Ended               Three Months Ended
                                        October 31,      November 1,     October 31,      November 1,
                                           1998             1997            1998             1997
                                           ----             ----            ----             ----
Numerator
  Net earnings (loss)                   $(6,216,798)    $(4,504,999)      $324,983         $740,295
Denominator
  Weighted average shares--basic          1,548,462       1,535,834      1,552,462        1,544,344
  Effect of nonvested restricted shares          --              --             --               --
  Dilutive weighted average shares        1,548,462       1,535,834      1,552,462        1,544,344
  Dilutive earnings (loss) per share         $(4.02)         $(2.33)          $.21            $0.48


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

RESULTS OF OPERATIONS

Quarter Ended October 31, 1998 Compared To Quarter Ended November 1, 1997

The Company anticipates that sales for the remainder of the year will continue at substantially lower levels than during the fourth quarter of 1997. The Company's comparable store net sales decrease for the third quarter was caused primarily by unseasonably warm weather, continued lower sales at all stores due to the Company's strategy of limiting its promo-tional activity and continued lower sales at the two stores in the chain that were undergoing complete renovations during the previous quarter. Comparable store sales results for the quarter ended October 31, 1998, decreased 17.4%, to $40.9 million, from $49.5 million for the quarter ended November 1, 1997.

As a percentage of net sales, gross profit increased to 41.8% for the quarter ended October 31, 1998 from 36.1% for the comparable period in 1997. The Company's gross profit dollars for the quarter ended October 31, 1998, were virtually unchanged at $17.9 million. Stronger gross profits were the result of tighter controls over inventory and fewer promotional markdowns.

Total operating expenses for the quarter ended October 31, 1998, increased $393,000 or 2.4%, to $16.5 million, from $16.2 million for the quarter ended November 1, 1997. This overall increase was primarily due to additional operating expenses of $639,000 related to the two new Steinbach stores opened during the fall of 1997. This increase was partially offset by decreases in variable sales payroll and chargecard discounts as a result of lower sales volume. Operating expenses expressed as a percentage of net sales increased to 38.6% in the third quarter of 1998 from 32.6% for the comparable period last year due principally to the decrease in sales during the quarter.

Interest expense for the quarter ended October 31, 1998 increased to $1,049,000, from $1,036,000 of interest expense incurred for the quarter ended November 1, 1997. The Company's interest expense expressed as a percentage of net sales was 2.5% in the third quarter of 1998 compared to 2.1% for the comparable period last year.

The Company reported net income of $324,983, or $.21 per share, for the third quarter of 1998 compared to net income of $740,295 or $0.48 per share, for the third quarter of 1997. The Company has fully exhausted all tax loss carry backs and is in a net operating loss carry forward position, thus pre-tax and after-tax results are the same.

Nine Months Ended October 31, 1998 Compared To Nine Months Ended November 1,
1997

As indicated in the analysis of the Company's quarterly performance mentioned previously, management acknowledges that results for the nine months were disappointing as well. The Company's comparable store net sales for the nine months ended October 31, 1998, decreased 10.5%, to $118.6 million, from $132.5 million of comparable store net sales for the nine months ended November 1, 1997. The decrease in sales was partially a result of a reduction in promotional sales that was initiated to lower the amount of markdowns and increase margin. Additionally the third quarter's unseasonably warm weather, lower than anticipated sales at the two remodeled stores and the two new Steinbach stores opened during the fall of 1997, and delays in restocking key commodity items, were key contributors to the decline in sales.

The Company's gross profit for the nine months ended October 31, 1998 increased 3.3%, to $44.3 million, from $42.9 million of gross profit for the nine months ended November 1, 1997. As a percentage of net sales, gross profit increased to 35.6% from 31.8%. The improvement in gross profit was due to the change in promotional strategy and a favorable shrink result for the mid-year physical inventory.

The Company's operating expenses for the nine months ended October 31, 1998 increased to $47.4 million from $45.5 million for the nine months ended November 1, 1997. Operating expenses as a percentage of net sales were 38.1% for the first nine months of 1998 and 33.7% for the same period last year. The change is primarily attributable to the operation of two new Steinbach stores opened in the fall of 1997. The nine months ending November 1, 1997, included two months of operating expenses for these stores, while 1998 included nine months of expenses. The variance as a result of the new store expenses was $2.6 million. Offsetting the change were expense reductions resulting from the closing of the Eatontown distribution facility and consolidation of all distribution activities to the Detroit distribution facility, as well as payroll and chargecard discounts as mentioned above. The sales decrease also caused an increase in operating expenses as a percentage of net sales.

Interest expense for the nine months ended October 31, 1998 increased to approximately $3,027,000 from $2,354,000 incurred for the first nine months of 1997. The Company's interest expense expressed as a percentage of net sales increased to 2.4% for the first nine months of 1988 from 1.8% for the comparable period a year ago. The increase in interest expense over the prior year is due to increased borrowing levels resulting mainly from the following: (1) higher inventory levels caused primarily by the addition and stocking of two new Steinbach stores in the fall of 1997, (2) short term financing of $3.5 million was used to renovate two existing stores this year, and (3) the Company's purchase of and conversion to a new computer system to ensure the Company is year 2000 compliant. The hardware portion was later converted to a term loan.

For the nine months ended October 31, 1998, the Company reported a net loss of $6,216,798, or $4.02 per share, compared to a net loss of $4,504,999, or $2.93 per share, for the comparable period last year. The Company has fully exhausted all tax loss carry backs and is in a net operating loss carry forward position, thus pre-tax and after-tax results are the same.

FINANCIAL CONDITION

Cash and cash equivalents for the Company increased to $763,000 at October 31, 1998 from $564,000 at January 31, 1998 and $698,000 at November 1, 1997.

Net cash used in operating activities was $10.7 million for the first nine months of 1998, compared with net cash used in operating activities of $10.3 million reported during the first nine months of 1997. This difference was due to the net effect of two larger, but offsetting trends. The net loss of $6.2 million in 1998 was larger than the 1997 loss by $1.7 million. Offsetting the impact of the loss was a slowing of the growth of inventory over accounts payable. In 1998 the growth of inventory out-paced the growth in accounts payable by $4.8 million, while in 1997 the growth in inventories exceeded payables by $7.8 million. This was a result of utilization of a $7.0 million increase in availability on the Company's revolving line of credit in the quarter ended November 1, 1997. The Company used the excess availability to pay down a buildup of accounts payable that occurred in the earlier part of the year. The remainder of the difference in the year to year change was the result of reclassifications among several balance sheet accounts in the quarter ended November 1, 1997.

Investing activities used cash of $3.2 million during the first nine months of 1998, compared to $1.9 million of cash used in investing activities for the first nine months of 1997. Investing activities included capital expenditures for the remodel and re-fixturing of two existing stores, and upgrades to the Company's information systems.

Financing activities provided cash of $14.0 million during the first nine months of 1998, compared to $12.6 million of cash provided last year. This increase was primarily as a result of an increase in net loss of $1.7 million. On June 10, 1998, the Company amended its revolving line of credit to increase its borrowing capacity to $43 million from $35 million, with an additional borrowing capacity up to $50 million during the peak borrowing periods. For additional information related to the amended revolving line of credit, see "Other Developments" below.

On October 31, 1998, the Company's working capital position was $(642,000) compared to $7.7 million of working capital available at November 1, 1997. At October 31, 1998, the Company's working capital ratio was 0.99, as compared to 1.15 reported at November 1, 1997. The decrease in working capital is primarily the result of the funding of cash losses in the 12 months from November 2, 1997 to October 31, 1998 of approximately $4.9 million and investments in long term assets of $4.8 million offset by $1.0 million of principal payments on long term debt and capital leases obligations. As a result there was a decrease in working capital and working capital ratio.

During the nine-month periods ended October 31, 1998 and November 1, 1997, the Company did not pay or declare any cash dividends with respect to its stock.

OTHER DEVELOPMENTS

As disclosed in its Report on Form 10-Q filed on September 15, 1998, the Company amended its Loan and Security Agreement in June 1998 to increase its revolving line of credit to $43 million from $35 million, with an additional borrowing capacity up to $50 million during the peak borrowing periods of September 1 through December 1, 1998. In addition, the borrowing base was increased to 34% of eligible retail inventory from 30% and a LIBOR pricing option was added. The Loan and Security Agreement was further modified on December 4, 1998 to extend the increased borrowing capacity of $50 million until December 15, 1998. The Company believes that this expanded facility, together with cash provided by operating activities, will be sufficient to meet the funding needs for the remainder of the fiscal year.

The Company performed an extensive study completed in August 1997, which included an overall evaluation of the Company's risk and preparedness for the year 2000. Specifically considered were the Company's core operating system including purchase orders, inventory tracking, accounts payable, point of sale system and collateral support systems including reporting systems and PC's, and reliance on third party vendors. As a result, the Company initiated a "Year 2000" conversion project in the first quarter of 1998 with a $2.5 million budget to upgrade its core operating system during the fiscal years 1998 and 1999. Currently, the Company estimates that the actual cost of a "total solution" to the "Year 2000" issue, which includes hardware, software, and all related collateral support will be approximately $3.0 million, the cost of which will be capitalized. To date, expenditures on the project exceed $2.8 million. The Company financed the total solution partially through a third party hardware vendor, and has a portion of the financing collateralized by a letter of credit in the amount of $1.3 million.

The objective of phase I of the project was to replace antiquated merchandising, distribution, payroll, and back office hardware, as well as, achieve year 2000 compliance through all hardware, software and collateral support systems. An early 1999 conversion date is expected after completion of system testing. The testing of the new system is 75% complete with the old system running parallel. This conversion will allow the Company to achieve "Year 2000" compliance and to track merchandise inventory and trends to better position merchandise to the needs of the customer as well as cut costs associated with the merchandise procurement process.

Reliance on third party vendors and suppliers has been addressed with key suppliers of merchandise. The Company's suppliers that represent 80% of the merchandise sold have been surveyed, and will be fully EDI compatible and "Year 2000" compliant by early in 1999. The company has established a timetable of the first half of 1999 to complete the process with remaining suppliers and operational vendors such as energy providers, elevator and escalator vendors, and financial institutions to establish an evaluation of readiness and contingency plans in the event of negative findings. There can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Phase II of the conversion program, to be initiated in the first quarter of 1999, will focus on establishing a data warehouse capability and upgrade of the existing financial and point of sale systems to further improve supply chain management processes, inventory controls and reporting capabilities. While Phase II initiatives are essential for competitive reasons, they are not essential to "Year 2000" compliance.

The net loss accumulated through October 31, 1998, has caused the Company's consolidated net worth to decline to $5,971,470. In connection with the Company's economic revenue bonds issued by The Economic Development Corporation of the City of Detroit in 1979 to finance the acquisition and renovation of its corporate headquarters and distribution center, the Company has agreed to maintain consolidated net worth of not less than $5 million. Failure to maintain this minimum net worth would constitute an event of default for purposes of such bonds, and would also constitute default under the Company's current credit arrangement. The Company is exploring alternatives to address this situation, including the possibility of re-financing the bond indebtedness either through a sale - lease back of the corporate headquarters or a buy-out of the bonds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       None

                      PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1 Severance Compensation Agreement, dated as of August 17, 1998, between the Company and Ray Attebery
10.2 Severance Compensation Agreement, dated as of August 17, 1998, between the Company and John Freudenthal
10.3 Agreement dated December 4, 1998, between the Company and Congress Financial Corporation (Central) amending the Company's Loan and Security Agreement with Congress Financial
27     Financial Data Schedule (EDGAR filing only).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended October 31, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CROWLEY, MILNER AND COMPANY
(Registrant)

By: /S/ RAY ATTEBERY
    Ray Attebery
    Senior Vice President
    (principal financial and duly authorized officer)

DATE:  December 15, 1998